Form 10-Q
period 1999-09-30
VIADOR INC
filed 1999-12-09
CIK 1089026

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1999.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to      .

                        Commission File Number: 0-27741

                               ----------------

                                  Viador Inc.
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       94-3234636
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

  167 Second Avenue, San Mateo, California                         94401
  (Address of principal executive offices)                       (zip code)

      Registrant's telephone number, including area code: (650) 685-3000

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

  Yes [X] No [_]

and (2) has been subject to such filing requirements for the past 90 days.

  Yes [_] No [X]

  As of October 31, 1999, there were 16,456,422 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  VIADOR INC.

                           Form 10-Q Quarterly Report
                    For the Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

 PART I.  Financial Information

   Item 1 Condensed Financial Statements (unaudited)

          Condensed Balance Sheets as of September 30, 1999 and
           December 31, 1998..........................................      3

          Condensed Statements of Operations for the three and nine
           month periods ended September 30, 1999 and 1998............      4

          Condensed Statements of Cash Flows for the nine month
           periods ended September 30, 1999 and 1998..................      5

          Notes to Condensed Financial Statements.....................      6

   Item 2 Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      8

   Item 3 Quantitative and Qualitative Disclosures About Market Risk..     24

 PART II. Other Information

   Item 2 Changes in Securities and Use of Proceeds...................     25

   Item 4 Submission of Matters to a Vote of Security Holders.........     26

   Item 6 Exhibits and Reports on Form 8-K............................     27

 Signatures............................................................    28

                         PART I: FINANCIAL INFORMATION

ITEM I. Condensed Financial Statements

                                  VIADOR INC.

                            CONDENSED BALANCE SHEETS
                     (In thousands, except per share data)
                                   Unaudited

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents.........................   $ 10,383      $ 4,181
  Accounts receivable, net..........................      4,513        2,404
  Other current assets..............................      1,096          --
                                                       --------      -------
    Total current assets............................     15,992        6,585
Property and equipment, net.........................      1,234          577
Other assets........................................         30           23
                                                       --------      -------
    Total assets....................................   $ 17,276      $ 7,185
                                                       ========      =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable..................................   $  1,356      $   542
  Accrued liabilities...............................      1,869          565
  Deferred revenue..................................      3,892        2,707
                                                       --------      -------
    Total current liabilities.......................      7,117        3,814
Stockholders' equity:
  Convertible preferred stock, $0.001 par value:
   10,417 and 5,208 shares authorized as of
   September 30, 1999 and December 31, 1998,
   respectively; 6,803 and 4,307 shares issued and
   outstanding as of September 30, 1999 and December
   31, 1998, respectively...........................          7            4
  Common stock, $0.001 par value: 20,833 and 16,667
   shares authorized as of September 30, 1999 and
   December 31, 1998, respectively; 4,864 and
   4,665 shares issued and outstanding as of
   September 30, 1999 and December 31, 1998,
   respectively.....................................          5            5
  Additional paid-in capital........................     30,811       14,221
  Deferred stock-based compensation.................     (2,159)      (1,148)
  Treasury stock....................................        (34)         (34)
  Accumulated deficit...............................    (18,491)      (9,677)
                                                       --------      -------
    Total stockholders' equity......................     10,139        3,371
                                                       --------      -------
      Total liabilities and stockholders' equity....   $ 17,256      $ 7,185
                                                       ========      =======


           See accompanying notes to condensed financial statements.

                                  VIADOR INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
Revenue:
  License........................... $   1,664  $     307  $  3,795  $  1,449
  Service...........................       997        362     2,156       974
                                     ---------  ---------  --------  --------
    Total revenue...................     2,661        669     5,951     2,423
Cost of revenue.....................       837        391     1,711     1,031
                                     ---------  ---------  --------  --------
    Gross profit....................     1,824        278     4,240     1,392
                                     ---------  ---------  --------  --------
Operating expenses:
  Research and development..........     1,643        654     3,514     1,761
  Sales and marketing...............     2,860      1,214     7,257     3,020
  General and administrative........       649        529     1,645       903
  Amortization of stock-based
   compensation.....................       363        158       892       252
                                     ---------  ---------  --------  --------
    Total operating expenses........     5,515      2,555    13,308     5,936
                                     ---------  ---------  --------  --------
  Operating loss....................    (3,691)    (2,277)   (9,068)   (4,544)
  Interest income, net..............       138        199       254       197
                                     ---------  ---------  --------  --------
    Net loss........................ $  (3,553) $  (2,078) $ (8,814) $ (4,347)
                                     =========  =========  ========  ========
Basic and diluted net loss per
 share.............................. $    (.76) $    (.59) $  (2.04) $  (1.32)
                                     =========  =========  ========  ========
Shares used in computing basic and
 diluted net loss per share.........     4,680      3,539     4,313     3,299
                                     =========  =========  ========  ========




           See accompanying notes to condensed financial statements.

                                  VIADOR INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     (In thousands, except per share data)
                                   Unaudited

                                                           Nine months ended
                                                             September 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
  Net loss................................................ $ (8,814) $ (4,347)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Cancellation of stockholder notes.....................      --        103
    Issuance of options for services performed............       35       188
    Interest on bridge loan...............................      --         63
    Warrants issued for services performed................       37        39
    Amortization of discount on bridge loan...............      --        130
    Amortization of deferred stock-based compensation.....      892       252
    Depreciation and amortization.........................      497       149
    Change in operating assets and liabilities:
      Accounts receivable.................................   (2,109)     (198)
      Other assets........................................   (1,103)       55
      Accounts payable and accrued liabilities............    2,118       271
      Deferred revenue....................................    1,185       345
                                                           --------  --------
  Net cash used in operating activities...................   (7,262)   (2,950)
                                                           --------  --------
Net cash flows used in investing activities--purchases of
 property and equipment...................................   (1,154)     (317)
                                                           --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................       75         7
  Proceeds from issuance of preferred stock, net..........   14,543     6,467
  Proceeds from bridge loan...............................      --      1,870
  Proceeds from issuance of warrants......................      --        130
  Borrowings under line of credit.........................      --        500
  Repayment under line of credit..........................      --       (500)
                                                           --------  --------
  Net cash provided by financing activities...............   14,618     8,474
                                                           --------  --------
Net increase in cash and cash equivalents.................    6,202     5,207
Cash and cash equivalents, beginning of period............    4,181     1,029
                                                           --------  --------
Cash and cash equivalents, end of period.................. $ 10,383  $  6,236
                                                           ========  ========
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................. $    --   $     20
Noncash financing activities:
  Repurchase of common stock in settlement of notes
   receivable from stockholders...........................      --         35
  Preferred stock issued upon conversion of bridge loan
   and accrued interest...................................      --      2,063
                                                           --------  --------
  Deferred stock-based compensation....................... $  1,903  $  1,390
                                                           ========  ========

           See accompanying notes to condensed financial statements.

                                  VIADOR INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

  In the opinion of management, the unaudited condensed financial statements reflect all adjustments that are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 1999. These financial statements and the notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 25, 1999.

Note 2. Summary of Significant Accounting Policies

 (a) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 (b) Stock-Based Compensation

  The Company uses the intrinsic-value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28.

 (c) Comprehensive Income (Loss)

  Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine month periods ended September 30, 1999 and September 30, 1998, the Company's comprehensive income (loss) was not materially different from net loss for each respective period.

Note 3. Reverse Stock Split

  On July 20, 1999, the Company's board of directors approved a 1 for 2.4 reverse stock split of the Company's common stock. The Company's accompanying consolidated financial statements have been restated to give effect to the stock split.

Note 4. Deferred Stock-Based Compensation

  The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 1999, the Company recorded deferred stock-based compensation of $3,496,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized in accordance with FASB Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

                                  VIADOR INC.

                                  (Unaudited)


Note 5. Net Loss Per Share

  Basic and diluted net loss per share in each period has been computed using the weighted average number of shares of common stock outstanding less the weighted-average number of shares of common stock subject to repurchase. The effect of outstanding stock options, warrants for common and convertible preferred stock, and convertible preferred stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive, for the periods presented. The total numbers of shares excluded from the computation of diluted loss per share are as follows (in thousands):

                                                                       At
                                                                  September 30,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
   Shares of common stock subject to repurchase.................     139    974
   Shares issuable under outstanding stock options..............   3,636  2,910
   Shares issuable pursuant to warrants to purchase common and
    convertible preferred stock.................................      97     81
   Shares of convertible preferred stock on an "as if converted"
    basis.......................................................   6,803  4,307

Note 6. Subsequent Event--Initial Public Offering

  The Company completed its initial public offering on October 29, 1999 in which the Company sold 4,600,000 shares of its common stock at $9.00 per share, including 600,000 shares sold in connection with the exercise of the underwriters' over-allotment option. Gross proceeds from the offering were $41.4 million. The Company expects that the net proceeds of the offering will be approximately $37.5 million, after deducting underwriter discounts and commissions, and other offering costs payable by the Company. Upon completion of the offering, the Company issued approximately 6,807,000 shares of common stock for all outstanding shares of the Company's preferred stock, including approximately 4,000 shares issued in connection with the exercise of warrants to purchase preferred stock. In addition, upon the completion of the offering, the Company issued approximately 93,000 shares of common stock in connection with the exercise of all warrants to purchase shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "risk factors" and elsewhere in this quarterly report and in our other documents filed by the Company with the Securities and Exchange Commission, including our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 25, 1999.

Overview

  We develop and market internet software that enables businesses to create enterprise information portals. Our products enable organizations to build enterprise information portals that permit quick, easy access to all enterprise information, facilitate the provision of customized and personalized information and permit the secure sharing of enterprise information both within the enterprise and with outside partners. We had net losses of approximately $6.2 million for the year ended December 31, 1998 and approximately $8.8 million for the nine months ended September 30, 1999. In addition, the Company had an accumulated deficit of approximately
$18.5 million as of September 30, 1999

  Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe that our international sales will increase. We currently have distribution agreements with partners in Japan and Europe, and we have delivered our products to customers in Latin America.

  We were incorporated in 1995 as Infospace, Inc. and changed our name to Viador Inc. in 1999. Since our inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the next two years, we introduced more sophisticated web products and a proprietary web security server product. In the first quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal Suite, which integrated our prior product offerings and is now our primary licensed product.

  We derive our revenue from the sale of software product licenses and from professional consulting, training, maintenance and support services. In December 1997, we adopted Statement of Position 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. We recognize product license revenue when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. The entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, because the Company does not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in such arrangements. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM and VAR arrangements in which the Company earns a royalty based on a specified percentage of OEM and VAR sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable prepaid royalty fees received by the Company from OEM and VAR customers are deferred and recognized as the end user sales are reported to the Company by the OEM or VAR, unless the Company has an arrangement to maintain the compatibility of its software products with the software products or platforms of the OEM or VAR. In that case, due to the Company's software compatibility obligation, the prepaid royalty fees are recognized as the end user sales are reported to the Company by the OEM or VAR but limited to no more than the fee that would be recognizable on a cumulative basis if the entire fee was being recognized ratably over the term of the arrangement.

  Service revenue consists of fees from professional services and from maintenance and support. Professional services include integration of software, software development, training and software installation. We bill professional services fees either on a time and materials basis or on a fixed-price schedule. We recognize professional services fees generally as the services are performed except, as described above, where such services are essential to the functionality of software sold as part of the arrangement. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of the product license fee. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year. We price telephone support based on differing contracted levels of support. Customers purchasing maintenance agreements receive future product upgrades and electronic, web-based technical support and basic ten hours a day, five days a week telephone support. Customers can also purchase extended telephone support, which is available 24 hours a day, seven days a week, for an additional fee. We record cash receipts from customers and billed amounts due from customers in excess of revenue recognized as deferred revenue. The timing and amount of revenue recognized from individual contracts, some of which represent over 10% of revenue recognized during a particular quarter, can vary significantly. Furthermore, as discussed above, revenue related to significant transactions may be recognized over the term of the agreement, which may extend recognition over a period of 36 to 60 months. This can result in fluctuations in revenue from one quarter to the next. Furthermore, the timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have an impact on the amount of accounts receivable and deferred revenue in any given period.

  Our cost of revenue includes salaries and related expenses for our customer support, implementation and training services organizations and costs of contracting with third parties to provide consulting services to customers. Our cost of revenue also includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, communications and depreciation expenses.

  Our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of deferred stock-based compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category includes expenses that are common to the other three, such as salaries, employee benefits, incentive compensation, bonuses, travel and entertainment costs, telephone expenses, communication expenses, rent and facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent for the corporate office, communication charges and depreciation expense for office furniture and equipment.

  Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of September 30, 1999, had an accumulated deficit of approximately $18.5 million. We anticipate that our operating expenses will increase in future quarters commensurate to or greater than any revenue increases as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems.

Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

  We had 136 full-time employees at September 30, 1999, up from 83 at December 31, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate and manage our employees.

Results of Operations

  The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                           Three months       Nine months
                                               ended             ended
                                           September 30,     September 30,
                                           ---------------   ---------------
                                            1999     1998     1999     1998
                                           ------   ------   ------   ------
   Revenue:
     License..............................     63 %     46 %     64 %     60 %
     Service..............................     37       54       36       40
                                           ------   ------   ------   ------
       Total revenue......................    100      100      100      100
                                           ------   ------
   Cost of revenue........................     31       58       29       43
                                                    ------   ------   ------
   Gross profit...........................     69       42       71       57
                                           ------   ------   ------   ------
   Operating expenses:
     Research and development.............     62       98       59       73
     Sales and marketing..................    107      181      122      125
     General and administrative...........     24       79       28       37
     Amortization of stock-based
      compensation........................     14       24       15       10
                                           ------   ------   ------   ------
       Total operating expenses...........    207      382      224      245
                                           ------   ------   ------   ------
   Operating loss.........................   (139)    (340)    (152)    (188)
   Interest income, net...................      5       30        4        8
                                           ------   ------   ------   ------
   Net loss...............................   (134)%   (311)%   (148)%   (179)%
                                           ======   ======   ======   ======

  Amounts may not add due to rounding.

 Revenue

  Revenue increased by 298% to approximately $2.7 million for the three months ended September 30, 1999 from approximately $.7 million for the three months ended September 30, 1998. Revenue increased by 146% to approximately $6.0 million for the nine months ended September 30, 1999 from approximately $2.4 million for the nine months ended September 30, 1998. The increases in revenue were due to an increase in the number of new customers and increased usage by existing customers and primarily resulted from a significant increase in our sales operations personnel and to the introduction of the Viador E-Portal Suite.

  License revenue increased by 442% to approximately $1.7 million for the three months ended September 30, 1999 from approximately $.3 million for the three months ended September 30, 1998. License revenue increased by 162% to approximately $3.8 million for the nine months ended September 30, 1999 from approximately $1.4 million for the nine months ended September 30, 1998. The increases in license revenue were due to the addition of new customers resulting from growing market acceptance of the Viador E-Portal Suite, which first shipped in the first quarter of 1999 and were complemented by continuing sales to existing customers.

  Service revenue increased by 175% to approximately $1.0 million for the three months ended September 30, 1999 from approximately $.4 million for the three months ended September 30, 1998. Service revenue increased by 121% to approximately $2.2 million for the nine months ended September 30, 1999 from approximately $1.0 million for the nine months ended September 30, 1998. The increases in service revenue primarily resulted from an increase in consulting services provided in connection with increased license sales and to technical support contracts sold to new customers.

 Cost of revenue

  Cost of revenue increased by 114% to approximately $.8 million for the three months ended September 30, 1999 from approximately $.4 million for the three months ended September 30, 1998. Cost of revenue increased by 66% to approximately $1.7 million for the nine months ended September 30, 1999 from approximately $1.0 million for the nine months ended September 30, 1998. Cost of revenue consists principally of personnel costs related to service revenue for consulting, technical support and training. Cost of license revenue has not been significant. Cost of revenue decreased to 31% of revenue for the three months ended September 30, 1999 from 58% for the three months ended September 30, 1998. Cost of revenue decreased to 29% of revenue for the nine months ended September 30, 1999 from 43% for the nine months ended September 30, 1998. The decreases resulted primarily from the increased proportion of revenue derived from license revenue for which the related cost of license revenue was insignificant. We anticipate that our cost of revenue will grow in future periods in order to accommodate planned increases in the number of customers and greater utilization of our products by existing customers.

 Research and Development

  Research and development expenses increased by 151% to approximately $1.6 million for the three months ended September 30, 1999 from approximately $.7 million for the three months ended September 30, 1998. Research and development expenses increased by 100% to approximately $3.5 million for the nine months ended September 30, 1999 from approximately $1.8 million for the nine months ended September 30, 1998. The increases in research and development expenses were principally due the increase in the number of employees engaged in research and development to 43 employees as of September 30, 1999 from 26 employees as of September 30, 1998. We believe that our research and development is critical to our future success and we anticipate that research and development expenses will grow significantly in future periods.

 Sales and Marketing

  Sales and marketing expenses increased by 136% to approximately $2.9 million for the three months ended September 30, 1999 from approximately $1.2 million for the three months ended September 30, 1998. Sales and marketing expenses increased by 140% to approximately $7.3 million for the nine months ended September 30, 1999 from approximately $3.0 million for the nine months ended September 30, 1998. The increases were primarily attributable to an increase in the number of employees. The number of employees in sales and marketing increased to 63 as of September 30, 1999 from 26 employees as of September 30, 1998.

 General and Administrative

  General and administrative expenses increased by 23% to approximately $.6 million for the three months ended September 30, 1999 from approximately $.5 million for the three months ended September 30, 1998. General and administrative expenses increased by 82% to approximately $1.6 million for the nine months ended September 30, 1999 from approximately $.9 million for the nine months ended September 30, 1998. The increases primarily resulted from increases in professional services related to increased business activities.

 Interest Income, Net

  Interest income, net of interest expense, decreased to approximately $.1 million for the three months ended September 30, 1999 from approximately $.2 million for the three months ended September 30, 1998. Interest income, net of interest expense, increased to approximately $.3 million for the nine months ended September 30, 1999 from approximately $.2 million for the nine months ended September 30, 1998.

 Liquidity and Capital Resources

  From our inception, we have financed our operations primarily through private equity placements totaling approximately $26.6 million. At September 30, 1999, we had an accumulated deficit of approximately $18.5 million and cash and cash equivalents of approximately $10.4 million.

  Net cash used in operating activities for the nine months ended September 30, 1999 was approximately $7.3 million and resulted primarily from a net loss, partial offset by depreciation and amortization. Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $1.2 million and resulted from purchases of property and equipment. Net cash provided by financing activities was approximately $14.6 million and resulted primarily from the issuance of preferred stock.

  We have a credit facility with a bank, which includes a $2.0 million line of credit and a $.5 million equipment loan line. As of September 30, 1999, we had no amounts outstanding under the credit facility. Borrowings under the line of credit are based on a percentage of qualified accounts receivables, bear interest at a rate of 1% over the bank's base rate and are secured by all of our intellectual property. Borrowings under the equipment loan line bear interest at a rate of 1.25% over the bank's base rate.

  We believe that our existing cash and cash equivalents, funds available under our existing credit facility and the net proceeds from our initial public offering will be sufficient to fund our working capital and capital expenditures for at least 12 months. The execution of our business plan will require substantial additional capital to fund our operating losses, sales and marketing expenses, capital expenditures, lease payments and working capital requirements thereafter. We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We are currently negotiating a lease for a new headquarters facility, which will provide space for future growth. We expect that the monthly lease expense will be significantly higher than our current monthly lease expense. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements, including:

  . demand for our products and services or our anticipated cash flow from our operations being less than expected;

  .  our development plans or projections proving to be inaccurate; or

  .  our engaging in acquisitions or other strategic transactions.

We have no present commitments or arrangements assuring us of any future equity or debt financing, and we cannot assure you that any such equity or debt financing will be available to us on favorable terms, or at all.

Year 2000 Compliance

  The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We have assessed the year 2000 readiness of our products and mission-critical business operations and, based on that assessment, do not expect to be adversely affected materially by year 2000-related issues.

  With regard to our products, we have designed our Viador E-Portal software and all current Viador products to be year 2000 compliant. We have performed testing processes to confirm that our current products do not have identifiable year 2000 problems. We have tested prior products and, based on the results of these tests, we believe that these products are also year 2000 compliant. However, we cannot be certain that our test processes have detected all possible year 2000 errors in our products. We have publicly disclosed that our products are year 2000 compliant. If our tests and design considerations have failed to identify and settle all year 2000 problems in our products, we may be liable to customers for breach of contract, product defects, or otherwise which may adversely impact the company materially.

  Additionally, our products are generally used with sophisticated hardware and complex software that may not be year 2000 compliant. The accuracy of the information generated by our products is inherently dependent on the quality of the source data from these other hardware and software. Although we cannot control the year 2000 readiness of these products, we may still be subject to claims of non-compliancy and liability based on our products providing incorrect data supplied by the third-party products. The costs of these claims could have a material financial impact and require considerable managerial attention.

  With regards to our information technology and internal management functions, we have assessed the year 2000 compliancy of our material hardware and software systems relating to all critical business operations. To date, we have not encountered any material year 2000 problems with our computer systems or any other resource that might be subject to such problems. We have inventoried primary internal applications and determined that few of them are mission-critical and these mission-critical applications have been tested and remediated. We have sought compliance verification of key external vendors supplying products and services to us to determine the readiness of third parties' remediation of their own year 2000 issues. No vendor has advised us that they will be unable to complete their year 2000 review, and all vendors that we have deemed mission-critical have certified their compliancy through public or private disclosure. Based on the representations of these key vendors and our own internal testing, we are not currently aware of any material issues that will create an adverse financial impact due to year 2000 issues. If any of our critical vendors' representations regarding their compliancy prove inaccurate, or if we encounter unforeseen year 2000 circumstances that adversely affect our information technology and internal management functions, we could suffer material, unanticipated problems and costs to remediate these circumstances and their consequences. These include, without limitation, delay or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability from our customers. In addition, some commentators have predicted significant litigation against software vendors regarding Year 2000 compliance issues. Because of the unprecedented nature of any existing or future litigation, it is uncertain whether or to what extent we may be affected by it.

  We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for or delay purchases of our products and services. As a result, our business could be seriously harmed. We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material.

  In the incidence of a year 2000 problem in our products or internal systems, we will resolve these problems by making remedial changes to our products or internal systems. We have conducted contingency planning in the areas we have identified to be critical to our business and in certain non-mission critical areas, and are currently preparing to respond to pertinent year 2000 scenarios that might adversely impact our business or operations. However, the effect of year 2000 on our customers, banking systems, business infrastructure, and on the stock market at large is unknown. We can not warrant that our products and services will be unaffected by year 2000, nor can we assure that material expenses won't be required to respond to liability or unforeseen issues relating to the year 2000 problem.

  For additional discussion of our year 2000-related risks, see "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS--Our failure and the failure of third parties to be year 2000 compliant could negatively impact our business" and "--If our customers defer technology purchases because of year 2000 concerns, our growth and results of operations for the remainder of 1999 and early 2000 may suffer."

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                            Risks Related to Viador

We cannot predict whether we will be successful because we have a short operating and sales history.

  We were founded in 1995, and began offering software products in the third quarter of 1996. Our primary product, the Viador E-Portal Suite, was first shipped in the first quarter of 1999. The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate us and our prospects.

  We anticipate making significant investments in our sales and marketing programs, personnel recruitment, product development and infrastructure. Therefore, we believe that we will continue to experience significant losses on a quarterly and annual basis for the foreseeable future. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Our ability to address these risks depends on a number of factors, which include our ability to:

  . provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

  . market the Viador E-Portal Suite, our other products and the Viador brand name effectively;

  . continue to grow our infrastructure to accommodate new developments in the enterprise information portal software market and increased sales;

  .  hire, retain and motivate qualified personnel; and

  .  respond to competition.

We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value.

Our business currently depends on revenue related to the Viador E-Portal Suite, and it is uncertain whether the market will increasingly accept this product.

  We generate most of our revenue from licenses and services related to the products comprising the Viador E-Portal Suite. We expect that these products, and future upgraded versions of these products, will continue to account for a large portion of our revenue for the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want.

  Our services consist of maintenance, support, consulting and implementation. Service revenue represented 47% and 40% of total revenue for 1997 and 1998, respectively, and 40% and 36% of total revenue for the nine months ended September 30, 1998 and September 30, 1999, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. Our ability to increase our service revenue will depend in large part on our ability to increase sales of the Viador E-Portal Suite and to increase the size of our service organization, including our ability to recruit and train a sufficient number of qualified service representatives. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

We have a history of losses and may not be able to achieve profitability in the future.

  Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of September 30, 1999, we had an accumulated net deficit of approximately $18.5 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability.

If we do not expand our customer base, we may never become profitable and our stock price will likely decline.

  The market for enterprise information portal software is newly emerging and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services principally depends on our ability to:

  . effectively market the Viador E-Portal Suite, our other products and our services;

  . hire, train and retain a sufficient number of qualified sales and marketing personnel;

  .  provide high-quality and reliable customer support for our products;

  . distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

  . develop a favorable reputation for Viador among our customers, potential customers and participants in the software industry; and

  . withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall.

  We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

  .  demand for and market acceptance of our products and services;

  .  our expansion into international markets;

  . introduction of products and services or enhancements by us and our competitors;

  .  competitive factors that affect our pricing;

  .  the mix of products and services we sell;

  . the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

  . the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

  .  the hiring and retention of key personnel;

  . conditions specific to the enterprise information portal market and other general economic factors;

  . changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

  .  new government legislation or regulation.

We typically receive 50% to 70% of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. Because a substantial portion of our costs are relatively fixed and based on anticipated revenue, a failure to book an expected order in a given quarter will likely not be offset by a corresponding reduction in costs and, therefore, could adversely affect our operating results for that quarter. Due to these factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly.

If our customers defer technology purchases because of year 2000 concerns, our growth and results of operations for the remainder of 1999 and early 2000 may suffer.

  We may experience reduced revenue from sales of products and services as customers and potential customers put a priority on correcting year 2000 problems and therefore defer purchases of our products and services until later in 2000. Our potential customers may have a limited annual budget to spend on information technology. To the extent that those customers spend their budget on year 2000 matters, they may not have sufficient budgeted funds to purchase our software or services. In addition, potential customers may be unwilling to add complexity to their information technology systems by installing our software until the year 2000 risk has passed, which would cause them to delay purchases of our products and services. We believe that during the fourth quarter of 1999 and the first quarter of 2000, our customers' information technology personnel will be focused on resolving potential year 2000 issues and may elect to delay the purchase of our products and services. Accordingly, demand for our products and services may be particularly volatile, be unpredictable or may decline for the remainder of 1999 and early 2000. As a consequence, our results of operations for the quarters ended December 31, 1999 and March 31, 2000 may be adversely impacted by a reduction in demand for our products and services due to our customers' year 2000 concerns.

Because our customers' orders vary substantially in size, our quarterly operating results are difficult to forecast and may fluctuate.

  Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. For example, one customer accounted for 19.6 % of recognized revenue for the three months ended September 30, 1999 and another customer accounted for 18.5% of recognized revenue for the three months ended June 30, 1999. No other customer accounted for more than 10% of recognized revenue during the quarters ended September 30, 1999 and June 30, 1999. Similarly, for each of the quarters ended September 30, 1998 and December 31, 1998, we had a single customer that accounted for over 20% of our revenue for that quarter. In addition, we expect to recognize revenue from one or more customers during the quarter ending December 31, 1999 that exceeds 10% of our total revenue for the quarter. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

We plan to increase our operating expenses to bring about and support higher sales of the Viador E-Portal Suite, which will result in larger net losses if our revenue does not grow accordingly.

  We plan to significantly increase our operating expenses to expand our sales and marketing operations and consulting and training programs, broaden our customer support capabilities and fund greater levels of research and development. Our operating expenses, which include research and development, sales and marketing, and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in any quarter and we are not able to quickly reduce our spending in response, our operating results will be adversely affected and our stock price may fall.

Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline.

  The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is also affected by the business conditions of each prospective customer. Due to the relative importance of many of our individual product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is also affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns overseas. Also, we expect revenue to be higher in the fourth quarter than in other quarters of the year since many customers strive to spend unused budgeted dollars before the end of the year.

If our software contains errors, we may lose customers or experience reduced market acceptance of our products.

  Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers require or may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and we may experience reduced market acceptance of our products. Our products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the internet. As a result, the reputation of our software products for providing good security is vital to their acceptance by customers. Our products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, increased insurance costs or increased service and warranty costs. To address these problems, we may need to expend significant capital resources that may not have been budgeted.

Product liability claims could harm our business.

  Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. All domestic and international jurisdictions may not enforce these limitations. Although we have not experienced any product liability claims to date, we may encounter this type of claim in the future. Product liability claims brought against us, whether or not successful, could divert the attention of our management and key personnel and could be expensive to defend.

We may be unable to maintain or grow our international operations, which could slow or undermine our overall growth.

  During 1996, 1997, 1998 and for the nine months ended September 30, 1999, we derived 0%, 14%, 12% and 5%, respectively, of our total revenue from sales outside the United States. During the past twenty-one months, we have derived most of our international revenue from sales in Canada and Japan. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

  We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui, which expires in June 2000. To the extent we are unable to favorably renew our distribution agreement or make alternative arrangements, we may have decreased revenue in Japan. We also face country-specific risks in Japan, such as fluctuation in currency, general economic conditions in Japan and regulatory uncertainties associated with being a foreign company doing business in Japan.

  We also expect to commit additional resources to customizing our products for selected international markets, including German, French and Spanish-speaking markets, among others, and developing international sales and support organizations. In addition, even if we successfully expand our international operations and successfully customize our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.

  Our international operations are subject to a number of risks, including:

  .  costs of customizing our products for foreign countries;

  .  protectionist laws and business practices favoring local competition;

  . dependence on the performance of local resellers and other strategic partners;

  .  adoption of general internet technologies in each international market;

  . compliance with multiple, conflicting and changing governmental laws and regulations;

  .  longer sales and payment cycles;

  .  import and export restrictions and tariffs;

  .  difficulties in staffing and managing international operations;

  .  greater difficulty or delay in accounts receivable collection;

  .  foreign currency exchange rate fluctuations;

  .  multiple and conflicting tax laws and regulations; and

  .  political and economic instability.

If our plan to sell the Viador E-Portal Suite directly to customers is not successful, we may not be able to grow our revenue and our stock price may suffer.

  We sell our products primarily through our domestic direct sales organization and we support our customers with our technical and customer support staff in several field offices. Our ability to achieve revenue growth in the future will depend on our ability to recruit and train sufficient technical, customer and direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff could reduce or eliminate our growth and cause our stock price to fall.

Our failure to manage our growth could adversely affect our business.

  The planned expansion of our operations will place a significant strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

  . build and train our sales and marketing staff to create an expanding presence in the evolving enterprise information portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

  . develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

  . expand our internal management and financial controls significantly, so that we can maintain control over our operations and provide support to other functional areas within Viador as the number of our personnel and size of our organization increases.

  Our inability to achieve any of these objectives could adversely affect our business.

We depend on technology licensed from third parties and, if we do not maintain those license arrangements, this could result in delays in shipping our products and services, which could harm our business.

  We license our search engine technology, which is integrated into the Viador E-Portal Suite, from Infoseek. This technology provides users of our products with the ability to search and classify information. We also license software, that facilitates the retrieval of frequently changing real-time data, from On Display. This software may not continue to be available on commercially reasonable terms, or at all. Our loss of or inability to maintain either of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

  In addition, we license various Java-related software from Sun Microsystems, which is the core technology upon which our products are based. In the event that Sun were to discontinue or significantly alter its Java product, it would impair our ability to provide product upgrades and develop new products.

We will need significant additional funds, which we may be unable to obtain on terms acceptable to us or at all.

  The expansion and development of our business will require significant capital to fund our operating losses, working capital needs and capital expenditures. During the next twelve months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, the net proceeds from our initial public offering, cash flow from sales of our services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

  Future equity or debt financing may not be available to us on favorable terms or at all. In addition, our credit agreements contain certain covenants restricting our ability to incur further indebtedness and we have pledged some of our assets as security for any borrowings thereunder. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain similar or more restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business and prospects to suffer.

If our plan to sell software services over the internet as a substitute for licensing our software fails, it could harm our business.

  In addition to licensing our software, we plan to sell software services to customers over the internet. We would price these services on a per-transaction basis or on a subscription basis to companies seeking to avoid the upfront cost of licensing software. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other software vendors. Our efforts to develop this business may require significant management time and attention. In connection with this new business model, we will contract with third-party service providers to perform many of the necessary services, and we will be responsible for monitoring their performance. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed.

  Even if our strategy to sell software services over the internet successfully attracts customers, some of those internet customers may otherwise have bought our software services through our traditional licensing arrangements. Any shift in potential license revenue to our new business model, which is unproven and potentially less profitable, could harm our business.

If we are unable to hire and integrate new personnel, it will disrupt our operations and impair our growth.

  We have recently hired a number of key employees and officers, including our Chief Financial Officer, Raja H. Venkatesh, who has been with us since June 1999. We do not currently have a corporate controller. While we have commenced a search for a controller and additional financial and accounting personnel, we have not yet filled these positions. Once hired, these people will need time to familiarize themselves with Viador and our accounting and sales practices. In addition, we anticipate switching from our current accounting software to a more sophisticated accounting and financial information software system in the near future. In addition, we have grown from 17 employees at December 31, 1996 to 61 employees at December 31, 1997 to 83 employees at December 31, 1998 to 136 employees at September 30, 1999, and we expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

  We also plan to hire additional personnel to establish and implement corporate security processes and policies in light of our planned expansion of our operations. If we are unable to hire and integrate these new personnel in advance of our planned future growth, our business and prospects could suffer.

We may not be able to recruit and retain the personnel we need, which would impair our growth.

  We are highly dependent on certain members of our management and engineering staff, including, without limitation, our Chief Executive Officer, our Senior Vice President of North American Operations and our Chief Financial Officer. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentation, which would undermine the relative appeal of our products to customers and reduce our sales.

  We believe that proprietary rights are important to our business. We principally rely upon a combination of patent, copyright, trademark and trade secret laws as well as contractual restrictions to protect our proprietary technology.

  We have filed applications seeking U.S. patents on two inventions. However, patents for these inventions may not issue and it is possible that these and any other patents issued to us may be circumvented by our competitors or otherwise may not provide significant proprietary protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant proprietary protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product message, which would undermine the relative appeal of our products to customers and thus reduce our sales.

If our products infringe upon the proprietary rights of others, we may be forced to pay high prices to license new technology or stop selling our products.

  Our commercial success will also depend in part on our not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third-party proprietary rights will require us to develop alternative technology or to alter our products or processes, obtain licenses or cease certain activities. If any licenses of that type are required, we may not be able to obtain those licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

Our failure and the failure of third parties to be year 2000 compliant could negatively impact our business.

  Many currently installed computer systems and software products store dates using only the last two digits of the calendar year. As a result, those systems may not be able to distinguish whether "00" means 1900 or 2000, which may cause those systems to fail or produce erroneous results. Year 2000 problems could subject us to liability claims or disrupt our business, either of which could harm our business.

  Based upon our assessment to date, we believe that our software products are capable of adequately distinguishing 21st century dates from 20th century dates. The worst case year 2000 scenario for us is if customers using our products experience product failure on or after January 1, 2000. If our products do have year 2000 problems, we have a limited number of personnel who are technically experienced with our year 2000 compliance procedures and, in the event our systems were to fail as a result of year 2000 problems, these employees would likely be unable to timely comply with several customers' requests for year 2000 remediation. Any such delay could impair our business or prospects or relationships with those customers. The total cost of year 2000 compliance and remediation may be material and may harm our business. Furthermore, we may in the future be required to defend our products or services in litigation or arbitration proceedings, or to negotiate resolutions of claims based upon year 2000 issues. Defending and resolving year 2000 disputes, regardless of the merits of those disputes, and any liability we have for year 2000-related damages, including consequential damages, could be expensive to us. In addition, if our internal computer or other systems or our suppliers experience year 2000 problems, it would disrupt our operations. For more information regarding the year 2000 risks that we face, see ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year 2000 Compliance" beginning on page 12.

If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

  We have strategic relationships with IBM, Mitsui and Infoseek. Our strategic relationship with IBM provides us with marketing assistance. Our strategic relationship with Mitsui provides us with distribution, marketing and sales assistance in Japan. Our strategic relationship with Infoseek provides us access to technology and joint marketing. Although our strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own businesses. There is a risk that these parties may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

                         Risks Related to Our Industry

The markets in which we compete are highly competitive and we may not be able to compete effectively.

  The existing enterprise information portal software market is intensely competitive. There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors in the future. Moreover, if our approach is successful, it is likely that additional competitors will enter the market. Some of these additional competitors may have significantly more resources than we have, and may be able to devote the resources necessary to independently develop technology that provides equivalent or superior functionality compared to our products. For example, we also compete against larger companies providing a suite of products targeting business internet applications, including Microsoft and Oracle, who we expect may provide products as part of their suite that compete with ours. To date, we have faced competition and sales resistance from potential customers that have developed or may develop in-house systems that may substitute for those we offer.

  We also compete against providers of software products to businesses. These providers may expand their technologies or acquire other companies to support greater functionality and capability, particularly in the areas of query response time and ability to support large numbers of users.

  We cannot assure you that we will be able to successfully compete against current and future competitors, or that competitive pressures we face will not materially adversely affect our business, prospects, operating results and financial condition.

If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer.

  The market for enterprise information portals is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

  . our technology or systems may become obsolete upon the introduction of alternative technologies;

  .  the technological life cycles of our products are difficult to estimate;

  . we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

  . the price of the products and services we provide may decline as rapidly as, or more rapidly than, the cost of any competitive alternatives.

  We may not be able to effectively respond to the technological requirements of the changing market for enterprise information portals. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of those technologies and equipment are likely to continue to require significant capital investment by us. We may not have sufficient capital for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for those technologies. If we do not develop and introduce new products and services and achieve market acceptance in a timely manner, demand for our products and services will drop and our business will suffer.

Our business and prospects will suffer if we are unable to adequately respond to customer demands.

  We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. To meet these demands, we must develop and implement an automated customer service system to enable future sales growth. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to address these customer demands, our business and prospects will suffer.

Our future success will depend upon the ability of our products to work with a large variety of hardware, software, database and networking systems.

  We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we must support an increased number of systems in the future. We currently develop our products on Microsoft Windows NT. Therefore, we experience a delay when we adapt our products to be installed on other major servers. A delay in any rollout of our product onto a new system could adversely affect our revenues and operating results. There can be no assurance that we will adequately expand our data source and system coverage to service potential customers, or that the expansion will be sufficiently rapid to meet or exceed the system and data source coverage of our competitors.

  The success of our products will depend on various factors, including the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems and data sources, as well as or better than competitive offerings. The success of our products will also depend on the ability of our existing products to work well with one another, with new products we are developing and with new software being developed by third parties. We cannot assure you that we will successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our business will suffer.

If our stock price is volatile or decreases significantly, you may not be able to sell your stock at a favorable price at any given time or ever.

  Stock prices and trading volumes for many internet-related companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our operating results may not meet the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease significantly. Volatility in our stock price may prevent you from selling our stock at a favorable price at any given time or knowing the appropriate time to sell our stock. If our stock price drops, it is possible that you may never be able to sell our stock at a favorable price.

Our officers, directors and affiliates may be able to control all matters submitted for stockholder approval, and you will be subject to their decisions.

  Some of our stockholders own a large enough stake in us to have a significant influence on the matters presented to stockholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, that concentration of ownership may delay, defer or prevent a change in control of Viador, impede a merger, consolidation, takeover or other business combination involving Viador or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Viador, any of which could have a material adverse effect on the market price of our common stock.

We have certain anti-takeover defenses that could prevent an acquisition of our business that you might favor.

  Provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our business. For example, our board of directors is divided into three classes to serve staggered three-year terms, we may authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock, our stockholders may not take actions by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (a) Modifications to Instruments Defining the Rights of Common Stockholders.

  On October 29, 1999, immediately upon the closing of the Company's initial public offering, the Company filed an amended and restated certificate of incorporation with the state of Delaware and adopted amended and restated bylaws. The amended and restated certificate of incorporation effected a recapitalization of the Company, authorizing it to issue up to 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of undesignated preferred stock, par value $0.001. The amended and restated bylaws substantially revised certain corporate procedures applicable to the Company, including the mechanisms for effecting written consents of stockholders, nominating, electing and removing directors, placing resolutions before a stockholder vote and calling special meetings of stockholders.

  (b) Material Limitations or Qualifications on Rights of Common Stockholders Resulting from the Issuance or Modification of Other Securities. None

  (c) Information Required by Item 701 of Regulation S-K.

  (1) From July 1, 1999 through September 30, 1999, the Company issued 94,108 shares of common stock for an aggregate consideration of $48,316 upon the exercise of options under our Amended and Restated 1997 Stock Option/Stock Issuance Plan.

  (2) From July 1, 1999 through September 30, 1999, the Company issued options to purchase 460,887 shares of common stock at an exercise price of $10.00 per share.

  (d) Use of Proceeds. Paragraph references herein refer to the respective paragraphs of Item 701(f) of Regulation S-K.

  (1) Effective date of the Registration Statement and Commission File No.:
October 25, 1999; 333-84041.

  (2) Offering Date: October 26, 1999.

  (3) N/A.

  (4) Information regarding the offering.

    (i) The offering has terminated and all registered shares were sold.

    (ii) Managing Underwriters: Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc.

    (iii) Title of Securities Registered: Common Stock

    (iv) 4,600,000 shares were registered, all on behalf of the Company; all shares were sold for an aggregate offering price of $41,400,000.

    (v) Amount of expenses incurred for the Company's account:

    .  underwriting discount: $2,898,000
    .  other expenses: estimated at approximated $1,000,000
    .  total expenses: estimated at approximately $3,898,000

      (B) All of such total expenses were payments to others (i.e., not to directors, officers and 10% stockholders of the Company).

    (vi) Net proceeds: $37,502,000

    (vii) Actual amount of net proceeds used for:

    .  construction of plant, building and facilities: $0
    .  purchase and installation of machinery and equipment: $0
    .  purchases of real estate: $0
    .  acquisition of other businesses: $0
    .  repayment of indebtedness: $0
    .  working capital: $0
    .  temporary short-term investments: $0
    .  Total: $0

      (A) N/A. No payments were made from the effective date of the Registration Statement to the end of the reporting period.

    (viii) N/A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

  On July 23, 1999, in a Written Consent in Lieu of a Special Meeting of the Shareholders of the Company, the following actions were voted upon:

                                                       For    Against  Abstain
                                                       ---    -------  -------
   1.  Approve Reincorporation in Delaware:
       Common and Preferred Stock................   7,834,893     0   3,905,458

   2.  Approve 1999 Stock Incentive Plan:
       Common and Preferred Stock................   7,834,893     0   3,905,458

   3.  Approve 1999 Employee Stock Purchase Plan:
       Common and Preferred Stock................   7,834,893     0   3,905,458

   4.  Approve amendment of Amended and Restated
       Certificate of Incorporation and Amended
       and Restated Bylaws:
       Common and Preferred Stock................   7,834,893     0   3,905,458

  On September 22, 1999, in a Written Consent in Lieu of a Meeting of the
Shareholders of the Company, the following actions were voted upon:

                                                       For    Against  Abstain
                                                       ---    -------  -------
   1.  Approve amendment to 1997 Stock
       Option/Stock Issuance Plan:
       Common and Preferred Stock................   7,354,470     0   4,415,065

   2.  Approve amendment to 1999 Stock Incentive
       Program:
       Common and Preferred Stock................   7,354,470     0   4,415,065

   3.  Approve amendment to 1999 Employee Stock
       Purchase Plan:
       Common and Preferred Stock................   7,354,470     0   4,415,065

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    *3.1      Form of Amended and Restated Certificate of Incorporation

    *3.2      Form of Amended and Restated Bylaws

    *4.1      Reference is made to Exhibit 3.1

    *4.2      Reference is made to Exhibit 3.2

    *4.3      Specimen Common Stock certificate

    *4.4      Amended and Restated Investors' Rights Agreement, among the
               Registrant and the parties listed on Schedule A thereto, dated
               May 21, 1999

   *10.1      Form of Amended and Restated 1997 Stock Option and Incentive Plan

   *10.2      Form of 1999 Stock Incentive Plan

   *10.3      Form of 1999 Employee Stock Purchase Plan

   *10.4      Form of Indemnification Agreement for Officers and Directors

   *10.5      Assignment of Lease, by and between the Registrant and Valley of
               California, Inc., and Consent to Assignment, dated as of
               December 16, 1997 and related office leases

   *10.6      Collateral Assignment, Patent Mortgage and Security Agreement, by
               and between the Registrant and Comerica Bank--California, dated
               March 4, 1997

   *10.7      Revolving Credit Loan and Security Agreement, by and between the
               Registrant and Comerica Bank--California, dated March 17, 1999

   *10.8      SpaceSQL Version 4.0 License Agreement by and between the
               Registrant and IBM Corporation, dated September 18, 1998.

   *10.9      Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997

   *10.10     Variable Rate Single Payment Note by and between the Registrant and Comerica Bank-- California, dated June 29, 1999

    27.1      Financial Data Schedule

--------
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.

  (b) Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 1999                    VIADOR INC.
                                          (Registrant)

                                                    /s/ Stan X. Wang
Date: December 9, 1999                    By: _________________________________
                                                        Stan X. Wang
                                                  Chief Executive Officer,
                                                   President and Director
                                               (Principal Executive Officer)

Date: December 9, 1999                           /s/ Raja H. Venkatesh
                                          By: _________________________________
                                                     Raja H. Venkatesh
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                                         Principal
                                                    Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
    *3.1     Form of Amended and Restated Certificate of Incorporation

    *3.2     Form of Amended and Restated Bylaws

    *4.1     Reference is made to Exhibit 3.1

    *4.2     Reference is made to Exhibit 3.2

    *4.3     Specimen Common Stock certificate

    *4.4     Amended and Restated Investors' Rights Agreement, among the
              Registrant and the parties listed on Schedule A thereto, dated
              May 21, 1999

   *10.1     Form of Amended and Restated 1997 Stock Option and Incentive Plan

   *10.2     Form of 1999 Stock Incentive Plan

   *10.3     Form of 1999 Employee Stock Purchase Plan

   *10.4     Form of Indemnification Agreement for Officers and Directors

   *10.5     Assignment of Lease, by and between the Registrant and Valley of
              California, Inc., and Consent to Assignment, dated as of December
              16, 1997 and related office leases

   *10.6     Collateral Assignment, Patent Mortgage and Security Agreement, by
              and between the Registrant and Comerica Bank--California, dated
              March 4, 1997

   *10.7     Revolving Credit Loan and Security Agreement, by and between the
              Registrant and Comerica Bank--California, dated March 17, 1999

   *10.8     SpaceSQL Version 4.0 License Agreement by and between the
              Registrant and IBM Corporation, dated September 18, 1998.

   *10.9     Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997

   *10.10    Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999

    27.1     Financial Data Schedule

--------
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.