Form 10-K
period 1999-12-31
VIADOR INC
filed 2000-03-30
CIK 1089026

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For The Fiscal Year Ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-27741

                                  VIADOR INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                 94-3234636
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

           167 Second Avenue
         San Mateo, California                                94401
(Address of principal executive offices)                    (Zip Code)

                                (650) 685-3000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the Registrant was $259,061,862 as of March 27, 2000 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for March 27, 2000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

17,151,539 shares of the Registrant's $0.001 par value Common Stock were outstanding at March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

  Part III incorporates by reference from the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  VIADOR INC.
                            Form 10-K Annual Report
                  for the fiscal year ended December 31, 1999

                               Table of Contents

 Item No.                                                                  Page
 --------                                                                  ----
PART I

    1.    Business......................................................     1
    2.    Properties....................................................    13
    3.    Legal Proceedings.............................................    14
    4.    Submission of Matters to a Vote of Security Holders...........    14

PART II

    5.    Market for the Registrant's Common Stock and Related
          Stockholder Matters...........................................    14
    6.    Selected Financial Data.......................................    15
    7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    16
    7A.   Quantitative and Qualitative Disclosures About Market Risk....    33
    8.    Financial Statements and Supplementary Data...................    33
    9.    Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    33

PART III

   10.    Directors and Executive Officers of the Registrant............    34
   11.    Executive Compensation........................................    34
   12.    Security Ownership of Certain Beneficial Owners and
          Mangement.....................................................    34
   13.    Certain Relationships and Related Transactions................    34

PART IV

   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    34
          Exhibit Index.................................................    34
          Signatures....................................................    36

                                    PART I

ITEM 1. BUSINESS

  Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the dependence of the company's revenue upon the company's suite of products; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock.

Overview

  We develop and market internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal Suite offers a comprehensive and integrated enterprise information portal that is specifically designed for the web and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

  We were incorporated as Infospace Inc. in California in December 1995. In January 1999, the Company changed its name to Viador, Inc. and in October 1999, we reincorporated in the state of Delaware. Our principal headquarters are located at 167 Second Avenue, San Mateo, California 94401, and our telephone number is (650) 685-3000. Our common stock is listed on the Nasdaq National Market under the symbol "VIAD". Our home page is located on the Web at http://www.viador.com, where you can find additional information about us and our products; however, that information is generally not targeted at investors and is not a part of this report. All references to "we", "us", "our", and "Viador" refer to Viador Inc.

Recent Developments

  Since our initial public offering in October of 1999 through December 1999, we continue to grow our business presence, acquire customers and partners, release new products, make key additions to our management team and have been recognized by the industry with several prestigious awards.

 Product Announcements

  In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal(TM), a product and services offering that will allow personalized communication and information exchange between businesses. Our B2B E-Portal, targeted at "dot.coms" and brick-and-mortar companies alike, is helping companies generate revenue and get to market faster by giving them the ability to securely share information and services with customers, partners and suppliers.

  We also announced the Viador B2B E-Portal ICE(TM) rapid implementation methodology to support customers deploying Viador's B2B E-Portal. The ICE rapid implementation methodology, available exclusively from us and our strategic systems integration partners, brings a proven, repeatable process that guides customers through the ideation, creation and extension, or ICE, of their enterprise portals. The ICE methodology helps companies implement an enterprise portal in as little as six weeks.

  We also announced that Viador E-Portal Suite(TM) will be made available in French, German, Japanese and Spanish.

 New Customers

  We announced that Shiseido Company, Ltd., one of the world's most prestigious cosmetic brands, has deployed the Viador E-Portal Suite to provide its worldwide operations with secure browser-based access to sales, production and inventory information. With 60 offices around the world, the company is leveraging our technology to speed time to market, streamline distribution, and reduce operational costs.

  We also announced strong customer acceptance of the new B2B E-Portal by 12 companies, such as Apparel Internetworking Corporation, Broden, Charles Schwab, FaceTime Communications, Gelco Information Network, Heads Up, Mediaplex, OnDemand, PMH Caramanning, RREEF, transchannel and VARStreet.com. These companies represent multiple industries including healthcare, insurance, finance and manufacturing, and range from brick-and-mortar to pure play Internet companies. All are leveraging our solutions to quickly roll out business-to-business portals to increase their level of service to customers and to increase their speed to revenue.

 Strategic Partnerships

  We announced new or expanded partnerships with:

  IBM. We announced that Viador E-Portal Suite will support IBM's Enterprise Information Portal that integrates a wide variety of unstructured information in the form of text, images, audio and video.

  Broden. A leading computing and solutions integrator will be extending Broden's full range of products and consulting services with the addition of our E-Portal Suite(TM). As part of its solutions offerings for steamship companies, Broden plans to incorporate our technology into its newest service called "CargoTrends." CargoTrends allows users to access, organize and analyze data from disparate data sources, as well as gain access to real-time information on shipping trends and market information on the industry--data important to making crucial business decisions.

  Deloitte Consulting. One of the world's top management consulting firms has chosen to include Viador's enterprise portal technology in solutions it proposes to Global 1,000 companies. Through this agreement, Deloitte Consulting will include our E-Portal Suite(TM) as preferred technology to be used in industry-specific e-Business solutions.

  Hynet. Our customers will be able to access business-critical information such as sales proposals, marketing collateral and globalization of e-Content through Hynet Directive(TM) XML repository via our E-Portal Suite(TM).

  Internet content and service providers. These partnerships will allow users of our enterprise portal to access CNET technology and business news, infoUSA's Internet yellow and white pages, ON24's syndicated streaming broadcast news, as well as TRIP.com's travel booking and tracking capabilities.

 Awards

  We were recognized by the industry with 2 new awards:

  Federal Computer Week. We were listed as one of the "10 Hot Companies to Watch." Federal Computer Week recognizes us as a company that offers an innovative solution that helps budget-constrained agencies to unlock information from their internal systems through a web-based enterprise portal.

  Crossroads 2000 A-List Award. For the first time ever, an Enterprise Information Portal vendor was awarded by this prestigious consulting organization and we were chosen. These awards are unique because they are the only ones that validate the business utility of emerging technology in the enterprise. The Award was announced for Group 2: Excellence in Execution. Our E-Portal Suite was given the award by Open Systems Advisors, Inc. after detailed review and in-depth interviews with our customers.

 Management additions

  S. Ramakrishnan, former chief information officer and vice president in the Global Consumer Bank group at Citibank, was named our vice president of engineering and chief technology officer. Mr. Ramakrishnan, who brings years of Fortune 1000 experience to our management team, is responsible for leading Viador's overall technology direction, and overseeing the execution of product development.

Business Acquisitions

  We recently acquired our distributor in Switzerland, Viador AG, which is now our wholly-owned subsidiary. See "Distribution--International" on page 9.

Industry Background

  In today's highly competitive environment, businesses are focused on improving their efficiency, effectiveness and ability to meet customer demands. Providing diverse internal decision makers with relevant, accurate and timely information is a key strategic priority for business and an important element of achieving competitive advantage. Similarly, sharing information with customers and suppliers is essential to succeed as an e-business.

  Abundance of Information. Business decision-makers need quick access to relevant information from a variety of sources, including the internet, internal corporate networks, e-mail, databases and business software programs. However, the large and growing quantity of information, coupled with the lack of effective solutions for efficiently accessing, combining and organizing it, makes it difficult to identify and utilize relevant information. Due to this information overload, businesses need to be able to quickly identify and obtain relevant information in order to make timely and informed decisions.

  The Proliferation of Disparate Information Technology Formats. There is a rapidly growing variety of technologies used for creating, storing and organizing information. These include many different items of computer hardware, such as mainframe computers and computer networks, and numerous software programs, such as those for finance, accounting, sales, manufacturing and human resources. However, many of these hardware and software systems were developed independently to be operated on a stand-alone basis and were not designed to be compatible with other hardware and software. In order to access all of an enterprise's information, users may need to use separate software programs, complete separate security protocols and use different computer terminals. As the number of formats and amount of information grows, it becomes increasingly difficult and time consuming to navigate around these technological obstacles to obtain relevant information.

Emergence of the Internet as the Global Medium for Communications. The internet continues to experience rapid growth and expansion as an important global medium for communications and business due to its cost effectiveness, extensive reach and ability to handle tremendous growth. The internet provides a powerful medium for enterprises and their customers, suppliers and strategic partners to share business information efficiently. We expect that the ability to securely share information efficiently over the internet will become increasingly important and lead growing numbers of enterprises to adopt web-based information and communication solutions.

  Growth of E-Business. The internet continues to transform the way that business is conducted. It can help businesses improve customer satisfaction, reduce cost structures, globalize operations, foster innovation and accelerate speed to market. E-business is the use of the internet and emerging technologies to replace or supplement traditional business channels and practices. As the number of internet users has grown, enterprises have increasingly viewed the internet as an opportunity to interact rapidly with a larger number of geographically distributed offices, employees, customers, suppliers and partners. In many cases, the adoption of a web-based marketing, communication or financial model provides enterprises with strategic competitive advantages and can prevent the loss of market share to aggressive e-business innovators.

  Need for a Comprehensive Solution. The above factors suggest the need for a solution that facilitates the organization's secure access to and use of enterprise information by those who require it, regardless of whether they are users inside the business or outside partners. However, current solutions generally do not enable companies to organize and provide secure access to enterprise information through a single interface regardless of its format. The ideal solution would work with all of the enterprise's information technology and provide integrated access to all enterprise information regardless of its source or format. Furthermore, given the large amounts of electronic data being generated, the ideal solution would help users get fast access to personalized and relevant information.

  A comprehensive solution would work with existing customer information systems and would not require customers to replace or upgrade their existing technology investments. It also would utilize the internet, so that it would work through a web browser without any need to install additional software on users' computers. An internet-based solution could be implemented quickly, accommodate significant increases in the number of users and amount of information, and adapt to changes in the customer's business model. In contrast, we believe that any solution that does not utilize the internet would have significant difficulty accommodating substantial increases in the number of users and amount of information.

Enterprise Information Portals

  We provide a suite of enterprise software products that enables organizations to build enterprise information portals that permit quick, easy access to all enterprise information, facilitate the provision of customized and personalized information and permit the secure sharing of enterprise information both within the enterprise and with outside partners.

  Single Interface for All Enterprise Information. Our software permits users to access data from multiple sources within and outside the company through a single interface. We provide a comprehensive and integrated enterprise information portal solution that provides access to user-personalized, up-to-the-minute information quickly and easily.

  Adaptable Web-Based Architecture. In contrast to existing solutions, our software architecture can accommodate significant increases in the number of users and amount of information. Our software architecture is designed for the internet, which means that it:

  .  works through a user's existing web browser,

  . does not require the installation of any additional software on the user's desktop, and

  .  can be quickly rolled out to thousands of additional users.

  Our solution provides the means to build and enhance over time the methods by which our customers organize, retrieve and distribute information. The open and highly adaptable architecture of our software gives our customers the flexibility to customize and extend their enterprise portal framework as their needs evolve. Our enterprise information portal provides greater benefits to the enterprise the more users it reaches and the more broadly our software is deployed.

  Customized and Personalized Information. We address the information overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to automatically categorize information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit users to locate and access desired information from various data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

  Combines Ease of Use with Sophisticated Functions. The Viador E-Portal Suite provides browser-based searchable access to the entire range of an organization's enterprise information assets, facilitating location of and access to information regardless of the underlying data source. Our browser-based interface combines the ease of use of popular consumer internet portals, while providing users with the ability to search enterprise-wide for specific information and analyze data. The database access capabilities within our software are all web-based and, unlike unintegrated database access tools, offer a uniform look and feel for reporting, querying and analytical processing.

  Builds Upon Customers' Existing Investments in Information
Technology. Customers who utilize our software are able to build upon their new and existing hardware and software investments. As a result, our customers typically do not need to purchase new computer equipment or software in order to install and integrate our software.

  Ease of Implementation. The Viador E-Portal Suite is designed to be implemented rapidly over the web using our customers' existing information technology. Once installed on an organization's servers, our software can reach employees enterprise-wide via their existing web browsers. New users can be added in minutes on the customer's servers since no new software has to be installed on the user's computer.

  Secure and Selective Access. Security features are essential to permit customers to share confidential information rapidly over the internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our software allows the organization to customize information access by individual user and category of user. Our product's security features operate in conjunction with our customers' existing security services to identify and authenticate users.

Viador Strategy

  Our goal is to be the leading provider of enterprise information portal software solutions in the B2B and B2E market segments. Key elements of our strategy include:

  Extend Technology Leadership. We believe we are among the first companies to provide a solution that has all of the following features:

  .  based on pure internet architecture;

  .  provides search capabilities using internet search technology;

  .  facilitates personalization of the information provided to each user;

  . designed to accommodate significant increases in the number of users and amount of information;

  . can retrieve and deliver information from different, otherwise incompatible sources; and

  .  provides multi-level security.

  We intend to enhance our technology by continuing to devote significant resources to research and development efforts and by forming strategic relationships that will enable us to further enhance the performance and adaptability of our software.

  Expand Sales, Distribution and Marketing. We intend to significantly grow our direct sales organization to expand coverage and penetration of large enterprise opportunities to take advantage of our innovative technologies. We are making significant new investments in our corporate and field marketing capacity as well as efforts to improve awareness of Viador and the Viador E-Portal Suite solution. In addition, we will continue to exploit and build our network of resellers of products who also provide related services, manufacturers who use our software in their products, system integrators who bring together various hardware and software to solve a specific customer problem and distributors to expand our indirect distribution worldwide.

  Increase Use by Existing Customers. The value of our software to our customers grows as it is deployed more widely throughout the organization for the following reasons:

  . more data can be accessed by customers' users as the number of departments within an organization that uses our software increases;

  .  users become more accustomed to using the portal to access data; and

  . users contribute increasing amounts of information to the portal, which makes this information accessible to all authorized users.

  For these reasons, we believe that our customers are able to realize greater productivity and efficiency in their businesses. We believe that our success at winning and delivering initial deployments of our software by customers can be grown to enterprise-wide adoption of our technology, which would generate significant added revenue.

  Build Strategic Relationships. We have formed strategic relationships covering marketing, engineering and sales with numerous multinational companies that are at the forefront of providing technology for e-business. We have an established marketing arrangement with IBM which has significantly improved our distribution capabilities and resulted in additional sales. In addition, our technology can be used with IBM's Net.Commerce initiative for e-commerce storefronts and we are delivering our technology onto the IBM OS/390 mainframe. E-commerce involves buying and selling merchandise and services over the internet. Our products are currently distributed in Japan by Mitsui, which assisted us in adapting our products for Japan and other international markets. In addition, we have partnered with Infoseek for joint marketing purposes and to incorporate into our software Infoseek's technologies for searching and indexing information available on the internet and on our customers' internal networks. We have also recently entered into an alliance agreement with Deloitte Consulting LLC and a product development and marketing agreement with Hewlett-Packard Company. We also intend to develop new strategic relationships with other large hardware, software and e-business companies.

  Build World Class Service and Support Operations. Superior customer service, training and support are necessary to build long-term customer relationships that enable enterprise-wide deployments of our software. Our goal is to deliver technology and services that enable our customers to rapidly implement advanced technology business solutions throughout their organizations at the lowest possible cost. To succeed and maintain a competitive edge, we will continue to build on the success of our Advanced Solutions Group, which uses our core technology to solve customers' individual problems. We intend to grow our direct service and support organization to expand our training capabilities and to provide reliable customer support.

Technology

  We believe the Viador E-Portal Suite offers a comprehensive and integrated enterprise information portal that gives users a single browser-based interface with which to quickly and easily access up-to-the-minute information from a variety of enterprise data sources. Combining this easy-to-use browser-based interface with our products' information delivery capability, our software provides secure access and delivery of data.

  Adaptable Internet Architecture. The architecture of the Viador E-Portal Suite is designed for the web, which gives it the ability to accommodate significant increases in the number of users and the amount of information. Our software's highly adaptable architecture and software development kit give customers the added flexibility to customize and extend their enterprise information portal as their needs evolve. It is Java-based, it operates on Microsoft Windows NT servers and Unix. Our software works with major web servers and browsers. We facilitate enterprise-wide scalability through add-on options that enable multiple servers, distributed throughout a customer's organization, to work together in servicing user information requests.

  Comprehensive Access. Our software provides comprehensive information access for the following categories of data, content and application:

  . structured data, including data from databases, data marts, data warehouses and business software;

  . unstructured data, including data contained in internal company networks, on the internet, in groupware and in documents stored in file systems;

  . event data, such as news or stock quotes, that is constantly changing and which is delivered in real time;

  .  internet content in the form of news feeds from the WWW; and

  . applications operating within an organization or as services over the internet.

  Information Personalization. We address the information overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to focus information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit the location of and access to desired information from structured, unstructured and event data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

  Secure Information Sharing. Security features are essential to permit customers to share confidential information rapidly over the internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our products' security features operate in conjunction with our customers' existing security services to identify and authenticate users. These features permit the enterprise to establish multiple levels of access rights based upon each user's job function and organizational role.

  Easy Administration. Our software facilitates the management of enterprise information in large organizations with thousands of users, giving the system administrator an added measure of flexibility to centrally monitor and administer the system from virtually anywhere. User administration by the user's job function and organizational role enables the administrator to precisely delineate access privileges to reports, databases and documents for individual users and groups. The server management component of our software audits server usage and monitors user access in real time.

Products and Services

 Products

  The Viador E-Portal Suite is comprised of the following products, which are sold both individually and as a suite:

  Viador Sage is a browser-like interface that gives users the ability to search, access, analyze and share business information through a simple interface similar to popular consumer internet portals. Both organizations and individual users can customize the Viador Sage interface to meet their information needs. Viador Sage provides comprehensive access to structured, unstructured and event data. Personalization capabilities enable the filtering of information by time, subject and job function to improve user productivity.

  Viador Information Center is a high-performance Java server that provides data access, content delivery, session management and user security. Viador Information Center further ensures that our software can grow with the enterprise through add-on options that provide support for additional computers and balancing the needs of multiple users. These options enable multiple servers, distributed enterprise-wide, to work together in servicing user information requests.

  Viador Gateway allows customers to choose from a wide range of data sources they would like to include in the Viador Information Center. These sources include: Oracle, Sybase, Informix, DB2, Microsoft SQL Server, Hyperion Essbase, Oracle Express, ODBC, Microsoft Office, internal company networks and others.

  Viador Sentinel is an integrated B2B security server for extending secure web-based access to partners, customers and suppliers over the internet. Viador Sentinel operates in conjunction with existing security services to identify and authenticate users, encrypt data, process requests and securely deliver sensitive information. Viador Sentinel allows companies to exchange information with e-business customers, suppliers and partners, thereby facilitating more efficient operations and improving customer satisfaction.

  Viador Administrator facilitates the management of large customer information technology environments with thousands of users by giving the system administrator flexibility to centrally monitor and administer the system from virtually anywhere. Administration of users by job responsibilities and role within the organization enables the administrator to precisely define access privileges for individual users and groups. A server management feature monitors and creates a record of user access in real time.

 Services

  Our Advanced Solutions Group offers architectural and technical consulting services, customer support and training in connection with licenses of our software. We believe that services are an important part of our success and we expect to continue to expand our professional services organization.

  Consulting. Our pre-sale and post-sale technology implementation services work seamlessly together so that our assigned consulting engagement team can work with a customer from the initial business problem discussions through implementation of their solution. We believe that this allows us to develop greater knowledge of the customer's environment and add the highest level of value. Our consultants are qualified and trained to perform a wide variety of services including prototype development, installation, configuration and testing of our software and integration with the customer's existing databases, security and other systems. Our consultants also help customers develop a strategy for the customers' enterprise-wide deployment of our software. Once deployed into a customer site on an engagement, our consultants become advisors and help us discover new business opportunities within the company.

  Customer Support. We provide product upgrades and customer support through our customer support program. Customer support personnel are available 24 hours a day, seven days a week. We also offer e-mail-based support. Customers generally purchase the first year of product support at the time they license our software; after that, support may be renewed on an annual basis. Our support engineers will immediately render assistance to system critical problems and work with the customer to diagnose the issue and resolve it until the customer is satisfied. Our support organization works with our sales force in identifying new opportunities, product uses and for maintenance renewals.

  Training. We offer a variety of training programs tailored to particular user groups, including end users and information technology personnel. Training classes are offered at customer sites, in various high demand cities and also at our headquarters in San Mateo, California. We also provide training classes for third-party service providers, such as independent systems consultants and distributors. We provide training early in the sales cycle to ensure successful implementations and sponsor free half-day training seminars as an inducement to potential customers.

Distribution

  We have designed our distribution strategy to address the particular requirements of our diverse target customers. We distribute our products directly through a direct sales force. We distribute our products indirectly through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and systems integrators.

  Direct Sales. We sell our software primarily through our domestic direct sales organization, with sales professionals located in twenty-seven geographic regions in the United States and Canada. Additionally, the field sales force is complemented by direct telesales and telemarketing representatives based at our headquarters in San Mateo, California. Technical sales support is provided by sales engineers located in several of the field offices. We currently intend to add a significant number of sales representatives and sales engineers in other domestic locations.

  International. We believe it is important to have an international presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. We use distributors in the Netherlands, Germany, United Kingdom, Canada, Hong Kong and Japan and plan to expand our distributor channel to other international markets. We recently acquired our distributor in Switzerland, Viador AG, which is now a wholly-owned subsidiary of our company.

  OEMS. We have established OEM relationships to leverage our sales efforts. For example, we have OEM reseller agreements with several leading systems vendors to bundle our server software with certain of their product offerings. Some of our OEM partners include IBM and Micromuse.

  VARS and Systems Integrators. VARs and systems integrators customize, configure, and install our software products with complementary hardware, software, and services. In combining these products and services, these resellers are able to deliver more complete Viador-based solutions to address specific customer needs. We may also help these VARs and systems integrators design customized applications to meet the unique requirements of these customers. Some of our VAR and Systems Integration partners include ACS, Deloitte Consulting, Daou Systems and Nextera.

  Since our products affect users throughout the customer's organization, our sales effort involves multiple decision makers and frequently include the chief executive officer, the chief financial officer, vice president of finance, controller and vice president of purchasing. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from two to nine months. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns overseas. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of products to the end of the quarter. Also, we expect our revenue to be higher in the fourth quarter than in other quarters of the year. For further discussion regarding these risks, see "Risk Factors That May Affect Future Results--Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline" on page 26.

Marketing

  Our marketing efforts are directed at promoting our enterprise information portal product family, building a leadership position by defining the enterprise information portal market space and increasing our market share in that market. Our marketing programs are targeted at both mid- to executive-level information technology professionals as well as line-of-business executives and are focused on creating awareness of, and generating interest in, our software.

  We engage in a variety of marketing activities, including developing and executing joint marketing strategies designed to leverage our existing strategic relationships, managing and maintaining our web site, issuing newsletters and direct mailings, web-marketing campaigns, creating and placing advertisements in various media, conducting aggressive public relations campaigns, and establishing and maintaining close relationships with recognized industry analysts. We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at information technology audiences. Our marketing campaigns are tightly synchronized with our sales force to ensure appropriate follow up with sales leads.

  We expect to grow our sales and marketing staff significantly. We believe that demand is increasing, and will continue to increase, for web enterprise information access software and services, such as those sold by us. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for web enterprise information portals. Our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. For additional discussion of risks we face with respect to our inability to grow our sales and marketing staff, see "Risk Factors That May Affect Future Results--If we do not expand our customer base, we may never become profitable and our stock price will likely decline" on page 24.

Product Development

  Our development staff is responsible for enhancing our existing products and expanding our product line. We believe that a technically skilled, quality oriented and highly productive software development organization will be a key component of the continued success of our new product offerings. We expect that we will increase our product development expenditures substantially in the future.

  Our current product development activities focus on product enhancements to the Viador E-Portal Suite and the integration of external services and partner technology. These development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Delays or problems in the development or marketing of product enhancements or new products could result in a material adverse effect on our business. We believe that significant investments in research and development are required to remain competitive. While we intend to continue to invest a significant percentage of our total revenues in research and development, a number of our competitors are in a position to expend substantially more absolute dollars on research and development than we are. Our research and development expenditures were $5.9 million, $2.5 million, and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Operating Expenses--Research and Development" on page 20. For a discussion of risks related to our product development, see "Risk Factors That May Affect Future Results--Risks Related To Our Industry--If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer," on page 31.

Competition

  The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence software vendors. Business intelligence software is installed on a personal computer and permits the analysis of information in databases. We also face indirect competition from potential customers' internal development efforts.

  Our major competitors in the corporate portal field tend to be early stage private companies. In addition, several major business intelligence software vendors have introduced portal products as a web interface to their business intelligence software. At least one business software company, Peoplesoft, has introduced a portal that works with its software and we expect more will do so. We also expect to face competition from new entrants. Most business software companies have a significantly installed customer base and have the opportunity to offer portal products to those customers as additional components of their software.

  We believe that the principal competitive factors considered in selecting enterprise information portal solutions are comprehensive access to existing IT infrastructure, security, scalability, personalization and filtering capabilities and an installed base of customers. We believe that the ability of our software to access a wide variety of data sources is a major differentiating factor relative to competing portal products. Our competitors which are early-stage private companies focus on providing access to unstructured data in the form of websites and documents. Portals offered by business intelligence software vendors concentrate on integrating and accessing structured data. Portals offered by business software companies generally only provide an interface for their software programs.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. Moreover, a number of our competitors, particularly major business software companies, have well-established relationships with our current and potential customers as well as with independent systems consultants and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can.

  It is also possible that new competitors, alliances among competitors or other third parties may emerge and rapidly acquire significant market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business. We may be unable to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. For a discussion of the competitive risks we face, see "Risk Factors That May Affect Future Results--Risks Related To Our Industry--The markets in which we compete are highly competitive and we may not be able to compete effectively" and "Risk Factors That May Affect Future Results--Risks Related To Viador--If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets" on pages 31 and 30, respectively.

Intellectual Property Rights

  Our success depends upon our proprietary technology. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, we license rather than sell our software to customers and require licensees to enter into license agreements that impose certain restrictions on licensees' ability to utilize the software. We have applied for two U.S. patents, but we have no patents or patent applications pending in any foreign countries. There can be no assurance that any of our patents, copyrights or trademarks will not be challenged or invalidated.

  As part of our confidentiality procedures, we enter into non-disclosure agreements with certain of our employees, directors, contractors, consultants, corporate partners, customers and prospective customers. We also enter into license agreements with respect to our technology, documentation and other proprietary information. Those licenses are generally non-transferable and have a perpetual or ten year term. Despite our best efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In particular, we provide our licensees with access to object code versions of our software, and other proprietary information underlying our licensed software. Policing unauthorized use of our products is difficult, particularly because the global nature of the internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, effective protection of proprietary rights may be unavailable or limited in certain countries. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Overall, the protection of our proprietary rights may not be adequate and our competitors may independently develop similar technology.

  We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse affect on our business. For additional discussion regarding our intellectual property risk, see "Risk Factors That May Affect Future Results--Risks Related To Viador--If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentation, which would undermine the relative appeal of our products to customers and reduce our sales" on page 29.

Employees

  As of December 31, 1999, we had a total of 152 employees, including 78 people in sales and marketing, 43 people in engineering, 24 people in operations and 7 people in finance and administration. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to identify, attract and retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Executive Officers of the Registrant

  The following table sets forth certain information regarding our current executive officers:

               Name              Age                 Position
               ----              ---                 --------
   Stan X. Wang................   37 Chief Executive Officer, President,
                                      Chairman of the Board of Directors

                                     Executive Vice President and General
   Jonathan M. Harding.........   47 Manager

                                     Vice President, Chief Financial Officer
   Raja H. Venkatesh...........   38 and Secretary

                                     Vice President, International Business
   Ben C. Connors..............   42 Development

                                     Vice President, Engineering and Chief
   Subramanian Ramakrishnan....   41 Technology Officer

   Steven C. Dille.............   39 Vice President, Marketing

  Stan X. Wang is a co-founder of Viador. Mr. Wang has served as President, Chief Executive Officer and Chairman of the Board of Directors since Viador was founded in December 1995. Prior to founding Viador, from January 1995 to December 1995, Mr. Wang oversaw the data warehouse division of the RightSizing Group, a software and services company focused on Internet, data warehouse and large database and financial database applications where he designed and implemented numerous large enterprise software projects. From July 1990 to January 1995, Mr. Wang was an architect in Oracle Corporation's information access tools group. Mr. Wang holds a B.S. in Electrical Engineering from Tsing Hua University in China, an M.S. in Mathematics from Oregon State University and an M.S. in Mechanical Engineering from the California Institute of Technology.

  Jonathan M. Harding has served as Executive Vice President and General Manager since January 2000. Mr. Harding served as Senior Vice President of North American Operations from April 1998 to January 2000. Prior to joining Viador, from July 1994 to April 1998, Mr. Harding was Managing Partner at Vision Unlimited, an information technology consulting company. Mr. Harding also served as Vice President of Professional Services at Brock Control Systems from July 1993 to July 1994. Previously, Mr. Harding has held senior executive positions at Computer Task Group and Knowledge Ware. Mr. Harding holds a B.S. in Economics from SUNY-Brockport and attended the Graduate School of Industrial Administration at Carnegie Mellon University.

  Raja H. Venkatesh joined Viador as Vice President, Chief Financial Officer and Secretary in June 1999. Prior to joining Viador, from August 1997 to June 1999, Mr. Venkatesh served as Corporate Treasurer at Maxtor Corporation, a manufacturer of information storage products for desktop computer systems. From April 1996 to August 1997, Mr. Venkatesh served as Director of Corporate Strategy and Development at the Pacific Telesis Group. Previously, Mr. Venkatesh served in various capacities in the Treasurer's office of General Motors Corporation from July 1990 to March 1996. Mr. Venkatesh holds a B.S. in Engineering from the Regional Engineering College in India and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

  Ben C. Connors is a co-founder of Viador. Mr. Connors has served as Vice President of International Business Development since November 1998. Mr. Connors served as Chief Operating Officer from July 1997 to November 1998 and as Vice President of Sales and Marketing from January 1996 to July 1997. Prior to joining Viador, from November 1995 to January 1996, Mr. Connors served as Chief Executive Officer of Quadsoft, Inc., a custom software development and outsourcing company, which he also co-founded. Mr. Connors also served as Vice President of Sales and Marketing for The RightSizing Group from May 1994 to November 1995. Previously, Mr. Connors held sales and marketing management positions with The ASK Group, Oracle Corporation and Hewlett-Packard Company. Mr. Connors holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from Harvard Business School.

  Subramanian Ramakrishnan has served as Vice President, Engineering and Chief Technology Officer since November 1999. Prior to joining Viador, Mr. Ramakrishnan has held numerous positions worldwide at Citibank, including marketing and product development director, regional operations and technology director, and group MIS director. Most recently, he served as Chief Information Officer and Vice President in the Global Consumer Bank group at Citibank. Mr. Ramakrishnan holds a B.S. in Engineering from the Indian Institute of Technology and an MBA from the Indian Institute of Management.

  Steven C. Dille has served as Vice President of Marketing since December 1997. Prior to joining Viador, from February 1992 to November 1997, Mr. Dille served in the marketing division at Sybase, Inc., a global independent software company, most recently as director of data warehousing. Previously, Mr. Dille has held marketing and technology leadership positions at Hewlett-Packard Company, NCR and as an independent consultant. Mr. Dille holds a B.S. in Computer Science and Mathematics from the University of Pittsburgh and a M.B.A. in Marketing and Finance from The University of Chicago.

ITEM 2. PROPERTIES

  We currently lease the following facilities: our corporate headquarters in San Mateo, California and sales offices in New York, New York; Boston, Massachusetts; Arlington, Virginia; League City, Texas; Huntington Beach, California; Palm Coast, Florida and Sylvan Lake, Michigan. In February 2000, we entered into an agreement to lease approximately 60,000 square feet for our own new corporate headquarters in Mountain View, California. We anticipate that we will move our headquarters from San Mateo to Mountain View by June 2000. We believe that existing facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  Our common stock has traded on the Nasdaq National Market under the symbol "VIAD" since October 26, 1999. The following table sets forth the range of high and low sales prices reported on the National Market for our common stock for the periods indicated.

                                                                   High   Low
                                                                  ------ ------
     Fiscal 1999
       Fourth Quarter (from October 26).......................... $56.00 $ 9.00
     Fiscal 2000
       First Quarter (through March 27, 2000).................... $64.81 $25.75

  On March 27, 2000, the latest practicable trading day before the printing of this annual report, the closing price per share of our common stock was $61.50. As of March 27, 2000, there were 180 holders of record of our common stock. Because many shares of Viador common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease. We have never declared or paid any cash dividends on our common stock since our incorporation and anticipate that for the foreseeable future, we will continue to retain any earnings for use in our business.

Use of Proceeds of Initial Public Offering

  The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-84041) relating to the initial public offering of our common stock, was October 25, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $9.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray, Inc. The offering commenced on October 25, 1999 and closed on October 29, 1999. The initial public offering resulted in gross proceeds of $41.4 million, $2,898,000 of which was the underwriting discount. Expenses related to the offering totaled approximately $1.3 million. We received net proceeds in the amount of $37,232,000. From the time of receipt through December 31, 1999, the proceeds were applied toward working capital requirements and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

  The tables that follow present portions of our financial statements and are not complete. You should read the following selected financial data in conjunction with our financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16. The statements of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this filing. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements that are not included in this filing. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. For further information about our historical results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 16.

                                             Years Ended December 31
                                      -----------------------------------------
                                        1999     1998     1997     1996   1995
                                      --------  -------  -------  ------  -----
                                      (In thousands except per share data)
Statement of Operations Data:
Revenues............................. $ 10,151  $ 3,825  $ 1,582  $  997  $  80
Cost of revenue......................    2,691    1,387      903     314     10
                                      --------  -------  -------  ------  -----
Gross profit.........................    7,460    2,438      679     683     70
                                      --------  -------  -------  ------  -----
Operating expense:
  Sales and marketing................   11,266    4,295    1,802     125     11
  Research and development...........    5,931    2,481    1,351     364     15
  General and administrative.........    2,940    1,365      936     358      8
  Amortization of stock-based
   compensation......................    1,254      445      --      --     --
                                      --------  -------  -------  ------  -----
    Total operating expense..........   21,391    8,586    4,089     847     34
                                      --------  -------  -------  ------  -----
Operating income (loss)..............  (13,931)  (6,148)  (3,410)   (164)    36
Interest income (expense), net.......      624      (63)      62      10    --
Net income (loss).................... $(13,307) $(6,211) $(3,348) $ (154) $  36
                                      ========  =======  =======  ======  =====
Basic and diluted net income (loss)
 per share........................... $  (2.20) $ (1.82) $ (1.34) $(0.08) $0.02
Weighted average shares used in
 computing basic and diluted net
 income (loss) per share.............    6,043    3,416    2,495   1,993  1,563
                                                   December 31
                                      -----------------------------------------
                                        1999     1998     1997     1996   1995
                                      --------  -------  -------  ------  -----
                                      (In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents............ $ 44,720  $ 4,181  $ 1,029  $  290  $  42
Working capital......................   41,755    2,771     (317)     (5)    78
Total assets.........................   52,178    7,185    2,918     530    123
Long-term obligations, including
 current portion.....................      --       --       --      100    --
Total stockholders' equity
 (deficit)...........................   43,458    3,371       90     (67)    86

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the dependence of the company's revenue upon the company's suite of products; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock.

Overview

  We develop and market internet software that enables businesses to create enterprise information portals. Our products enable organizations to build enterprise information portals that permit quick, easy access to all enterprise information, facilitate the provision of customized and personalized information and permit the secure sharing of enterprise information both within the enterprise and with outside partners. We had net losses of approximately $13.3 million, $6.2 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company had an accumulated deficit of approximately $23 million as of December 31, 1999.

  Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe that our international sales will increase. We currently have distribution agreements with partners in Asia and Europe, and we have delivered our products to customers in Latin America.

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

 Recent Events

  In January 2000, Viador acquired a subsidiary in Switzerland. See Note 8 of Notes to Financial Statements.

 Segment Presentation

  We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals.

 Results of Operations

  The following table and discussion compares the results of operations in absolute dollars and as a percentage of total revenues for the three years ended December 31:

                                       Years Ended December 31,
                              ------------------------------------------------
                                   1999             1998            1997
                              ---------------   --------------  --------------
                                            (in thousands)
Statement of Operations
  Data:
Revenues
Licenses....................  $  7,320    72 %  $ 2,283    60 % $   839    53 %
Service.....................     2,831    28 %    1,542    40 %     743    47 %
                              --------  -----   -------  -----  -------  -----
Total Revenue...............    10,151    100%    3,825    100%   1,582   100 %
                              --------  -----   -------  -----  -------  -----
Cost of Revenue.............     2,691    27 %    1,387    36 %     903    57 %
Gross profit................     7,460     73 %   2,438    64 %     679    43 %
                              --------  -----   -------  -----  -------  -----
Operating expense
  Sales and marketing.......    11,266   111 %    4,295   112 %   1,802   114 %
  Research and Development..     5,931    58 %    2,481    65 %   1,351    85 %
  General and
   administrative...........     2,940    29 %    1,365    36 %     936    59 %
  Amortization of stock-
   based compensation.......     1,254     12 %     445    12 %     --
                              --------  -----   -------  -----  -------  -----
Total operating expenses....    21,391   211 %    8,586   224 %   4,089   258 %
                              --------  -----   -------  -----  -------  -----
Operating loss..............   (13,931) (137)%   (6,148) (161)%  (3,410) (216)%
Interest income (expense),
 net........................       624      6%      (63)   (2)%      62     4 %
                              --------  -----   -------  -----  -------  -----
Net income (loss)...........  $(13,307) (131)%  $(6,211) (162)% $(3,348) (212)%
                              ========  =====   =======  =====  =======  =====

Revenues

  We derive our revenue from the sale of software product licenses and from professional consulting, training, maintenance and support services. In December 1997, we adopted Statement of Position 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. We recognize product license revenue when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. The entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature or upgrade has occurred, because the Company does not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in such arrangements. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM and VAR arrangements in which the Company earns a royalty based on a specified percentage of OEM and VAR sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable prepaid royalty fees received by the Company from OEM and VAR customers are deferred and recognized as the end user sales are reported to the Company by the OEM or VAR, unless the Company has an arrangement to maintain the compatibility of its software products with the software products or platforms of the OEM or VAR. In that case, due to the Company's software compatibility obligation, the prepaid royalty fees are recognized as the end user sales are reported to the Company by the OEM or VAR but limited to no more than the fee that would be recognizable on a cumulative basis if the entire fee was being recognized ratably over the term of the arrangement.

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

  Total Revenue. Revenue was approximately $ 10.1 million, $3.8 million and $1.6 million in 1999, 1998 and 1997, respectively, representing an increase of $6.3 million, or 166 %, from 1998 to 1999 and an increase of approximately $2.2 million, or 138%, from 1997 to 1998. The increase in revenue as a percentage of total revenues and in absolute dollars from each corresponding previous year was primarily due to increased license revenue as the availability of new software products attracted new customers.

  License Revenue. License revenue was $7.3 million, $2.3 million, and $839,000 in 1999, 1998 and 1997, respectively. License revenue increased $5.0 million or 217% from 1998 to 1999 as we introduced new features in our existing products and introduced new software products in 1999. License revenue increased $1.4 million or 174% from 1997 to 1998 as our products gained market acceptance.

  Service Revenue. Service revenue for the years ended December 31, 1999, 1998, and 1997 was $2.8 million, $1.5 million, and $743,000, or 28%, 40% and
47% of total revenue, respectively. Service revenues increased by $1.3 million or 87% from 1998 to 1999 primarily because of increase in labor force in the service area, which permitted Viador to further expand its services. Service revenue increased by $757,000 or 102% from 1997 to 1998 due to our expansion of the services to include customer maintenance and support services as well as consulting in support of our licensed product sales.

  Channel Mix. We distribute our products directly through a direct sales force. We distribute our products indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Indirect channel revenues for the years ended December 31, 1999, 1998 and 1997 were 5.4%, 3.6% and 0% of total revenues, respectively. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year primarily because of the expanded use of channel partners and their customer base. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, Viador's ability to expand its use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

  Geographic Mix. International revenues (sales outside of the United States) for years ended December 31, 1999, 1998 and 1997 were 6%, 12% and 14% of total revenue, respectively. International revenues increased in absolute dollars from each corresponding previous year because of increased distribution channels and customer base in international market. See Note 6 of Notes to Financial Statements for further geographic information.

  Viador will continue to make investments in international markets by direct expansion, acquisition or partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.

Gross Margin

                                                    Year Ended December 31,
                                                --------------------------------
                                                 1999   1998  1997
                                                ------ ------ -----
     Gross Margin
     License gross margin:
       License revenue......................... $7,320 $2,283 $ 839
       Cost of license revenue.................    130    --    --
                                                ------ ------ -----
         Gross Margin.......................... $7,190 $2,283 $ 839
                                                ====== ====== =====
     Service gross margin:
       Service revenue......................... $2,831 $1,542 $ 743
       Cost of service revenue.................  2,561  1,387   903
                                                ------ ------ -----
         Gross Margin.......................... $  270 $  155 $(160)
                                                ====== ====== =====

  Viador's gross margin consists of license and service revenues offset by the costs of these licenses and services. Our cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities and depreciation expenses. Our cost of service revenue includes salaries and related expenses for our customer support, professional consulting and training services organizations as well as an allocation of our facilities and depreciation expenses.

  License gross margins for the years ended December 31, 1999, 1998 and 1997 were 98%, 100%, and 100% of license revenues, respectively. The decrease in license gross margin from 1998 to 1999 is primarily due to royalties paid to one of our partners for integrated technology. Service gross margins for the years ended December 31, 1999, 1998 and 1997 were 10%, 10%, and (22%) of service revenues, respectively. Service gross margin as percentage of total service revenue increased from 1997 to 1998 as corresponding service revenue increased by more than 100% between years, exceeding our fixed costs of providing services.

Cost of revenue

  Our cost of revenue includes salaries and related expenses for our customer support, professional consulting and training services organizations and costs of contracting with third parties to provide consulting services to customers. Our cost of revenue also includes royalties due to third parties for integrated technology, the cost of manuals and product documentation and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities and depreciation expenses. The cost of license revenue has not been significant to date.

  Cost of revenue for the years ended December 31, 1999, 1998 and 1997 was $2.7 million, $1.4 million and $0.9 million or 27%, 36% and 57% of total revenues, respectively. Cost of revenue as a percentage of total revenue decreased by 9% from 1998 to 1999 and 21% from 1997 to 1998. The decrease resulted primarily from the increased dollars of revenue derived from license revenue for which the related cost of license revenue was insignificant. We anticipate that our cost of revenue will grow in future periods in order to accommodate planned increases in the number of customers and greater utilization of our products by existing customers. The cost of our license revenue also may increase.

Operating Expenses

  Our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of deferred stock-based compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category includes expenses that are common to the other three, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the category, such as sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent for the corporate office and depreciation expense for office furniture and equipment. Viador's total operating expenses for the years ended December 31, 1999, 1998 and 1997 were $21.4 million, $8.6 million and $4.1 million, or 211%, 224%, and 258% of total revenues, respectively. Operating expenses increased for each year compared to the corresponding earlier year in absolute dollars as we increased sales and marketing activities, developed new distribution channels, funded greater levels of research and development, broadened professional services and support, and improved operational and financial systems.

 Sales and Marketing

  Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the years ended December 31, 1999, 1998 and 1997 were $11.3 million, $4.3 million, and $1.8 million, or 111%, 112%, and 114% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars from 1998 to 1999 due to increased staffing, sales commissions, tradeshow events and increased investment in international costs. Sales and marketing expenses increased in absolute dollars from 1997 to 1998 due to an increase in selling commissions and travel expenses for sales personnel.

 Research and Development

  Research and development expenses consisted primarily of compensation and outside contractor fees to support research and development ("R&D") activities. Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $5.9 million, $2.5 million, and $1.4 million, or 58%, 65%, and 85% of total revenues, respectively. R&D expenses increased in absolute dollars for each year compared to the corresponding earlier year as we increased the number of engineers, launched new products and put quality assurance programs in place. We believe that our research and development is critical to our future success and we anticipate that research and development expenses will grow significantly in future periods.

 General and Administrative

  General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $2.9 million, $1.4 million, and $936,000, or 29%, 36% and 59% of total revenues respectively. General and administrative expenses increased in absolute dollars from 1998 to 1999 due to an increase in staffing and professional services for legal and accounting, reflecting increased business activity and support requirements. General and administrative expenses increased in absolute dollars from 1997 to 1998 due to expansion of our facilities and increases in staffing, depreciation expenses, legal and accounting expenses.

 Amortization of Stock-based Compensation

  Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued at less than the fair market value at the date of grant. Amortization of stock-based compensation for the years ended December 31, 1999, 1998 and 1997 was $1.2 million, $445,000 and $0, or
12%, 12% and 0% of total revenues respectively.

Operating Loss

  For the years ended December 31, 1999, 1998 and 1997, operating loss was $13.9 million, $6.1 million and $3.4 million or (137%), (161%) and (216%) of total revenues.

  Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred net losses in each year since inception and, as of December 31, 1999, had an accumulated deficit of approximately $23 million. We anticipate that our operating expenses will increase in future years commensurate to or greater than any revenue increases as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems.

  Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Interest Income (Expenses), Net

  Interest income (expense) net, for the years ended December 31, 1999, 1998, and 1997 was $624,000, ($63,000), and $62,000, respectively. The increase from 1998 to 1999 was primarily due to investment returns on our initial public offering proceeds received in late October 1999. The decrease from 1997 to 1998 was due to the use of cash for operations and the payment of interest on a $2.0 million bridge loan obligation starting in the second quarter of 1998.

Income Tax

  Viador provided no income tax provision for the years ended December 31, 1999, 1998 and 1997. The net deferred tax assets at December 31, 1999 were $0, net of a valuation allowance of $9.6 million, of which $8.9 million relates to net operating loss and tax credit carryforwards. Realization of Viador's net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. See Note 5 of Notes to Financial Statements.

Liquidity and Capital Resources

  From our inception, we have financed our operations primarily through an initial public offering in which we raised money and private equity placements totaling approximately $63.8 million. At December 31, 1999, we had an accumulated deficit of approximately $23 million and cash and cash equivalents of approximately $44.7 million.

  At December 31, 1999, Viador's principal source of liquidity was $44.7 million in cash, cash equivalents, and short-term investments, representing a $40.5 million increase from the December 31, 1998 balance of $4.2 million. Viador's cash, cash equivalents and short-term investments are managed to be available for working capital, strategic investment opportunities, or other potential cash needs in the future. Viador has no material debt.

  In 1999, cash used in operating activities of approximately $9.9 million was primarily attributable to a net loss for the year of $13.3 million, and also due to the increase in accounts receivable, accounts payable and accrued liabilities. Cash used in investing activities of $1.6 million related primarily to capital expenditures. The capital expenditures primarily consisted of purchases of computer hardware and software. Viador anticipates that capital expenditures will increase in future periods for leasehold improvement expenditures related to our new corporate facility and personal computer requirements for our increasing staff. Cash provided by financing activities of $52.0 million for 1999 was primarily attributable to proceeds from our initial public offering in October 1999.

  In the years 1998 and 1997, cash used in operating activities of $4.8 million and $2.3 million, respectively, was primarily attributable to a net loss for the year of $6.2 million and $3.3 million, partially offset by amortization and depreciation. Cash used in investing activities of $484,000 and $342,000 during 1998 and 1997, respectively, related primarily to capital expenditures. The capital expenditures primarily consisted of purchases of computer hardware and software as well as furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $8.5 million and $3.4 million for 1998 and 1997, respectively, were primarily attributable to net proceeds from private equity placements.

  Deferred revenues primarily consist of the unrecognized portion of license and service revenues received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenues increased to $5.0 million at December 31, 1999 from $2.7 million at December 31, 1998 due to increased sales activities.

  Viador's principal commitments as of December 31, 1999 consisted of obligations under noncancelable operating leases for monthly rent. See Note 7 of Notes to Financial Statements. Viador has a $2.5 million line of credit with a commercial bank for the purpose of financing working capital requirements and equipment purchases. As of December 31, 1999, no amount was outstanding thereunder. The loan contains certain standard covenants, is based on a percentage of qualified outstanding accounts receivables and is secured by a security interest in all of our intellectual property. Interest on borrowings thereunder accrues at the rate of 1% over the bank rate, as announced by the bank from time to time, for the line of credit and 1.25% over the bank rate, as announced by the bank from time to time, for the equipment loan.

  We believe that our existing cash and cash equivalents, funds available under our existing credit facility and the net proceeds from our initial public offering will be sufficient to fund our working capital and capital expenditures for at least 12 months. The execution of our business plan will require substantial additional capital to fund our operating losses, sales and marketing expenses, capital expenditures, lease payments and working capital requirements thereafter. We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We have negotiated a lease for a new headquarters facility, which will provide space for future growth. See
Note 8 of Notes to Financial Statements. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements, including:

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

Year 2000 Disclosure

  Since entering the year 2000, the Company has not experienced any major year 2000-related disruption in the operation of its systems. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that day. The Company will continue to monitor its operations and systems over the next couple of months but does not expect to encounter any significant impacts to its business due to year 2000 exposures. The Company has incurred no costs to date associated with year 2000 remediation efforts and expects to incur only minimal expenses going forward. See "Risk Factors That May Affect Future Results--Risks Related to Viador--We are at risk of Year 2000 issues" on page 30.

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

  The market for enterprise information portal software is newly emerging and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

  . effectively market the Viador E-Portal Suite, our other products and our services;

  . hire, train and retain a sufficient number of qualified sales and marketing personnel;

  .  provide high-quality and reliable customer support for our products;

  . distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

  . develop for Viador a favorable reputation among our customers, potential customers and participants in the software industry; and

  . withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

  Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

  Our services consist of maintenance, support, consulting and training. Service revenue represented 28%, 40% and 47% of total revenue for 1999, 1998 and 1997, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. Our ability to increase our service revenue will depend in large part on our ability to increase sales of the Viador E-Portal Suite and to increase the size of our service organization, including our ability to recruit and train a sufficient number of qualified service representatives. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

We have a history of losses and may not be able to achieve profitability in the future.

  Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 1999, we had an accumulated net deficit of approximately $23 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability.

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

  Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. For example, there were two customers whose revenues exceeded 10% of our total revenue for each of the quarters ended December 31, 1999, September 30, 1999 and March 31, 1999. Another customer accounted for 18% of recognized revenue for the quarter ended June 30, 1999. No other customer accounted for more than 10% of quarterly recognized revenue during each of the corresponding quarters during 1999. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

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

  During 1999, 1998 and 1997, we derived 6%, 12% and 14%, respectively, of our total revenue from sales outside the United States. During the past three years, we have derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

  We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. To the extent we are unable to favorably renew our distribution agreement or make alternative arrangements, we may have decreased revenue in Japan. We also face country-specific risks in Europe and Asia pacific region (the region), such as fluctuation in currency, general economic conditions in the region and regulatory uncertainties associated with being a foreign company doing business in the region.

  We also have committed additional resources to customizing our products for selected international markets, including German, French and Spanish-speaking markets, among others, and in developing international sales and support organizations. In addition, even if we successfully expand our international operations and successfully customize our products, there can be no assurance that we will be able to maintain or increase international market demand for our products.

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

  In addition to licensing our software, we plan to sell software services to customers over the internet. We would price these services on a per transaction basis or on a subscription basis to companies seeking to avoid the upfront cost of licensing software. This business model is unproven and represents a significant departure from the strategies traditionally employed by us and other software vendors. Our efforts to develop this business may require significant management time and attention. In connection with this new business model, we will contract with third-party service providers to perform many of the necessary services, and we will be responsible for monitoring their performance. If any service provider delivers inadequate support or service to our customers, our reputation could be harmed.

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

  We are in the process of hiring a number of financial and accounting personnel. Once hired, these people will need time to familiarize themselves with Viador and our accounting and sales practices. In addition, we anticipate switching from our current accounting software to a more sophisticated accounting and financial information software system in the near future. In addition, we have grown from 61 employees at December 31, 1997 to 83 employees at December 31, 1998 to 152 employees at December 31, 1999, and we expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

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

  We are highly dependent on certain members of our management and engineering staff, including, without limitation, our Chief Executive Officer, our Senior Vice President of North American Operations, our Chief Technology Officer, our Vice President of Marketing, our Vice President of Business Development and our Chief Financial Officer. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

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

We are at risk of Year 2000 issues

  We have not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident in the future and have a material adverse effect on our business and operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Disclosure" beginning on page 22.

If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

  We have strategic relationships with IBM, Mitsui, Infoseek and others. For more information regarding our recent strategic relationships, see Item 1. "Business--Recent Developments." Our strategic relationship with IBM provides us with marketing assistance. Our strategic relationship with Mitsui provides us with distribution, marketing and sales assistance in Japan. Our strategic relationship with Infoseek provides us access to technology and joint marketing. Although our strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own businesses. There is a risk that these parties may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

  Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At December 31, 1999, 1998 and 1997, our cash investments were all short-term and had a weighted average interest rate ranging from 2.39% to 6.28% . The fair value of our cash investments approximated the book value as of December 31, 1999, 1998 and 1997 of $44.7 million, $4.1 million, and $1.0 million, respectively.

Impact of Foreign Currency Rate Change

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Supplementary Data of Viador, Inc. required by this item are set forth on the pages indicated for Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                   PART III

  The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1. Financial Statements

                                                                          Page
                                                                          ----
   Independent Auditors' Report.......................................... F-2
   Balance Sheets as of December 31, 1999 and 1998....................... F-3
   Statements of Operations for the years ended December 31, 1999, 1998, and 1997............................................................. F-4
   Statements of Stockholders' Equity for the years ended December 31,
    1999, 1998, and 1997................................................. F-5
   Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997............................................................. F-6
   Notes to Financial Statements......................................... F-7

  2. Financial Statement Schedule

  The following Financial Statement Schedule of the Registrant is filed as part of this Report.

   Schedule II--Valuation and Qualifying Accounts........................... S-1

  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

  3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

 Exhibit
   No.   Exhibit Title
 ------- -------------
  *3.1   Form of Amended and Restated Certificate of Incorporation
  *3.2   Form of Amended and Restated Bylaws

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

 Exhibit
   No.   Exhibit Title
 ------- -------------
 *10.6   Collateral Assignment, Patent Mortgage and Security Agreement, by and
          between the Registrant and Comerica Bank--California, dated March 4,
          1997

 *10.7   Revolving Credit Loan and Security Agreement, by and between the
          Registrant and Comerica Bank--California, dated March 17, 1999

 *10.8   SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998

 *10.9   Software Marketing and Distributorship Agreement by and between the
          Registrant and Mitsui & Co. Ltd, dated June 26, 1997

 *10.10  Variable Rate Single Payment Note by and between the Registrant and
          Comerica Bank--California, dated June 29, 1999

  10.11  Alza Corporation Sublease to Viador Inc., by and between the
          Registrant and Alza Corporation, dated January 31, 2000

  10.12  Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer, David
          Keat, Charles Fraefel, Chula de Silva and Tim Moser and the
          Registrant, dated January 20, 2000

  23.1   Consent of KPMG LLP, dated March 29, 2000

  27.1   Financial Data Schedule

--------
* Incorporated by reference to the corresponding exhibits of the Registrant's Registration Statement on Form S-1 (File No. 333-84041) filed on October 25, 1999.

  (b) Reports on Form 8-K.

  The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

  (c) See the Exhibit Index of this Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2000.

                                          VIADOR CORPORATION

                                                     /s/ Stan X. Wang
                                          By: _________________________________
                                                        Stan X. Wang
                                                       President and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stan Wang and Raja Venkatesh jointly and severally, as such person's attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on March 29, 2000 on behalf of the Registrant and in the capacities indicated:

               Signature                          Title                 Date
               ---------                          -----                 ----

           /s/ Stan X. Wang             President, Chief           March 29, 2000
 ______________________________________  Executive Officer and
              Stan X. Wang               Director (Principal
                                         Executive Officer)

         /s/ Raja H. Venkatesh          Chief Financial Officer,   March 29, 2000
 _____________________________________   (Principal Financial
           Raja H. Venkatesh             Officer and Principal
                                         Accounting Officer)

            /s/ Teddy Kiang             Director                   March 29, 2000
 ______________________________________
              Teddy Kiang

          /s/ Dawn G. Lepore            Director                   March 29, 2000
 ______________________________________
             Dawn G. Lepore

          /s/ Chong Sup Park            Director                   March 29, 2000
 ______________________________________
             Chong Sup Park

        /s/ Virginia M. Turezyn         Director                   March 29, 2000
 ______________________________________
          Virginia M. Turezyn

                                  VIADOR INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2

Balance Sheets as of December 31, 1999 and 1998..........................  F-3

Statements of Operations for the years ended December 31, 1999, 1998, and
 1997....................................................................  F-4

Statements of Stockholders' Equity for the years ended December 31, 1999,
 1998, and 1997..........................................................  F-5

Statements of Cash Flows for the years ended December 31, 1999, 1998, and
 1997....................................................................  F-6

Notes to Financial Statements............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Viador Inc.:

  We have audited the accompanying balance sheets of Viador Inc. (the Company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viador Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
January 20, 2000, except as to note 8,
 which is as of January 31, 2000

                                  VIADOR INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
ASSETS

Current Assets:
  Cash and cash equivalents................................. $ 44,720  $ 4,181
  Accounts receivable, net of allowance of $208,000 and
   $53,000 in 1999 and 1998, respectively...................    5,435    2,404
  Other current assets......................................      320      --
                                                             --------  -------
    Total current assets....................................   50,475    6,585
  Property and equipment, net...............................    1,413      577
  Other assets..............................................      290       23
                                                             --------  -------
    Total assets............................................ $ 52,178  $ 7,185
                                                             ========  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................... $    942  $   542
  Accrued liabilities.......................................    2,258      379
  Accrued vacation..........................................      548      186
  Deferred revenue..........................................    4,972    2,707
                                                             --------  -------
    Total liabilities.......................................    8,720    3,814


Bank borrowings, commitments and contingencies (Note 7)

Stockholders' equity:
  Convertible preferred stock, $0.001 par value; --
   10,000,000 and 5,208,333 shares authorized as of December
   31, 1999 and 1998, respectively; no shares and 4,306,866
   issued and outstanding as of December 31, 1999 and 1998,
   respectively; aggregate liquidation preferences of $0 and
   $12,441 as of December 31, 1999 and 1998, respectively...      --         4
  Common Stock, $0.001 par value; 100,000,000 and 16,666,667 shares authorized as of December 31, 1999, and 1998
   respectively; 16,559,238 and 4,664,589 shares issued and
   outstanding as of December 31, 1999 and 1998,
   respectively.............................................       17        5
  Additional paid-in capital................................   68,255   14,221
  Deferred stock-based compensation.........................   (1,796)  (1,148)
  Treasury stock............................................      (34)     (34)
  Accumulated deficit.......................................  (22,984)  (9,677)
                                                             --------  -------
    Total stockholders' equity..............................   43,458    3,371
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $ 52,178  $ 7,185
                                                             ========  =======

                See accompanying notes to financial statements.

                                  VIADOR INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  ---------  -------  -------
Revenue:
  License........................................ $   7,320  $ 2,283  $   839
  Service........................................     2,831    1,542      743
                                                  ---------  -------  -------
    Total revenue................................    10,151    3,825    1,582
Cost of revenue..................................     2,691    1,387      903
                                                  ---------  -------  -------
    Gross profit.................................     7,460    2,438      679
                                                  ---------  -------  -------
Operating expenses:
  Sales and marketing............................    11,266    4,295    1,802
  Research and development.......................     5,931    2,481    1,351
  General and administrative.....................     2,940    1,365      936
  Amortization of stock-based compensation.......     1,254      445      --
                                                  ---------  -------  -------
    Total operating expenses.....................    21,391    8,586    4,089
                                                  ---------  -------  -------
    Operating loss...............................   (13,931)  (6,148)  (3,410)
Interest income..................................       624      134       68
Interest expense ................................       --      (197)      (6)
                                                  ---------  -------  -------
    Net loss..................................... $ (13,307) $(6,211) $(3,348)
                                                  =========  =======  =======
Basic and diluted net loss per share............. $   (2.20) $ (1.82) $ (1.34)
                                                  =========  =======  =======
Shares used in computing basic and diluted net
 loss per share..................................     6,043    3,416    2,495
                                                  =========  =======  =======



                See accompanying notes to financial statements.

                                  VIADOR INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                     Convertible                                                            Notes               Total stock-
                   preferred stock     Common stock     Additional   Deferred             receivable   Accu-      holders'
                  ------------------ ------------------  paid-in   stock-based  Treasury     from     mulated      equity
                    Shares    Amount   Shares    Amount  capital   compensation  stock   stockholders deficit     (deficit)
                  ----------  ------ ----------  ------ ---------- ------------ -------- ------------ --------  -------------
Balances as of
 December 31,
 1996............        --    $--    4,591,678   $ 5    $   173     $   --       $--       $(127)    $   (118)    $   (67)
 Stock options
  exercised......        --     --       20,834    --          1         --        --         --           --            1
 Issuance of
  Series A
  convertible
  preferred
  stock..........  1,543,235     2          --     --      3,513         --        --         --           --        3,515
 Interest on
  notes
  receivable from
  stockholders...        --     --          --     --        --          --        --         (11)         --          (11)
 Net loss........        --     --          --     --        --          --        --         --        (3,348)     (3,348)
                  ----------   ---   ----------   ---    -------     -------      ----      -----     --------     -------
 Balances as of
  December 31,
  1997...........  1,543,235     2    4,612,512     5      3,687         --        --        (138)      (3,466)         90
 Stock options
  exercised......        --     --       78,996    --          8         --        --         --           --            8
 Repurchase of
  stock in
  settlement of
  notes
  receivable from
  founders.......        --     --      (26,919)   --         (1)        --        (34)        35          --          --
 Cancellation of
  stockholders
  notes..........        --     --          --     --        --          --        --         103          --          103
 Issuance of
  Series B
  convertible
  preferred stock
  net of $92
  issuance
  costs..........  2,763,631     2          --     --      8,528         --        --         --           --        8,530
 Deferred stock-
  based
  compensation
  related to
  stock option
  grants.........        --     --          --     --      1,593      (1,593)      --         --           --          --
 Amortization of
  stock-based
  compensation...        --     --          --     --        --          445       --         --           --          445
 Warrants for
  services
  performed......        --     --          --     --         88         --        --         --           --           88
 Options issued
  to
  nonemployees...        --     --          --     --        188         --        --         --           --          188
 Warrants issued
  in connection
  with bridge
  loan...........        --     --          --     --        130         --        --         --            --         130
 Net loss........        --     --          --     --        --          --        --         --        (6,211)     (6,211)
                  ----------   ---   ----------   ---    -------     -------      ----      -----     --------     -------
Balances as of
 December 31,
 1998............  4,306,866     4    4,664,589     5     14,221      (1,148)      (34)       --        (9,677)      3,371
 Stock options
  exercised......        --     --      395,784    --        197         --        --         --           --          197
 Issuance of
  Series C
  convertible
  preferred stock
  net of $38
  issuance
  costs..........  2,495,994     3          --     --     14,540         --        --         --           --       14,543
 Cashless
  exercise of
  warrants for
  preferred
  stock..........      2,923   --           --     --        --          --        --         --           --          --
 Issuance of
  common stock in
  public offering
  net of $4,168
  issuance
  costs..........        --     --    4,600,000     5     37,227         --        --         --           --       37,232
 Warrants for
  services
  performed......        --     --          --     --         37         --        --         --           --           37
 Preferred stock
  converted to
  common stock... (6,805,783)   (7)   6,805,783     7        --          --        --         --           --          --
 Options issued
  to
  nonemployees...        --     --          --     --         35         --        --         --           --           35
 Exercise of
  warrants.......        --     --       93,082    --         95         --        --         --           --           95
 Deferred stock-
  based
  compensation
  related to
  stock option
  grants.........        --     --          --     --      1,903      (1,903)      --         --           --          --
 Amortization of
  stock-based
  compensation...        --     --          --     --        --        1,255       --         --           --        1,255
 Net loss........        --     --          --     --        --          --        --         --       (13,307)    (13,307)
                  ----------   ---   ----------   ---    -------     -------      ----      -----     --------     -------
Balances as of
 December 31,
 1999............        --     --   16,559,238   $17    $68,255     $(1,796)     $(34)     $ --      $(22,984)    $43,458
                  ==========   ===   ==========   ===    =======     =======      ====      =====     ========     =======

                See accompanying notes to financial statements.

                                  VIADOR INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(13,307) $(6,211) $(3,348)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Cancellation of stockholder notes................      --       103      --
  Issuance of options for services performed.......       35      188      --
  Interest on bridge loan..........................      --        63      --
  Interest on note receivable from stockholders....      --       --        11
  Warrants issued for services performed...........       37       88      --
  Amortization of discount on bridge loan..........      --       130      --
  Amortization of deferred stock-based
   compensation....................................    1,255      445      --
  Software sold in exchange for property and
   equipment.......................................      --       --       (22)
  Depreciation and amortization....................      635      248       89
  Changes in operating assets and liabilities:
    Accounts receivable............................   (3,031)    (931)  (1,342)
    Other assets...................................     (587)      52       (4)
    Accounts payable and accrued liabilities.......    2,641      360      261
    Deferred revenue...............................    2,265      626    2,020
                                                    --------  -------  -------
  Net cash used in operating activities............  (10,057)  (4,839)  (2,335)
                                                    --------  -------  -------
  Cash flows used in investing activities--
   acquisition of property and equipment...........   (1,471)    (484)    (342)
                                                    --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........   37,524        8        1
  Proceeds from issuance of preferred stock, net...   14,543    6,467    3,515
  Proceeds from bridge loan........................      --     1,870      --
  Proceeds from issuance of warrants...............      --       130      --
  Borrowing under line of credit...................      --       500      100
  Repayment under line of credit...................      --      (500)    (100)
  Repayment of loan from stockholder...............      --       --      (100)
                                                    --------  -------  -------
  Net cash provided by financing activities........   52,067    8,475    3,416
                                                    --------  -------  -------
Net increase in cash and cash equivalents..........   40,539    3,152      739
Cash and cash equivalents, beginning of year.......    4,181    1,029      290
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $ 44,720  $ 4,181  $ 1,029
                                                    ========  =======  =======
Supplemental disclosure of non cash financing
 activities:
  Repurchase of common stock in settlement of notes
   receivable from stockholders.................... $    --   $    35  $   --
                                                    ========  =======  =======
  Preferred stock issued upon conversion of bridge
   loan and accrued interest....................... $    --   $ 2,063  $   --
                                                    ========  =======  =======
  Preferred stock converted to common stock........ $      7  $   --   $   --
                                                    ========  =======  =======
  Deferred stock-based compensation................ $  1,903  $ 1,593  $   --
                                                    ========  =======  =======

                See accompanying notes to financial statements.

                                  VIADOR INC.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1999, 1998, and 1997

(1) Business of the Company

  Viador Inc. (the Company) was incorporated as Infospace Inc. in California in December 1995. In 1999, the Company changed its name to Viador Inc. and reincorporated in the State of Delaware. The Company develops web-based products designed to search, analyze and deliver relevant information to users within and outside an enterprise.

(2) Summary of Significant Accounting Policies

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

 (b) Revenue Recognition

  The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP 97-2 as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

  The Company licenses its products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, in accordance with the provisions of SOP 98-9, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature or upgrade has occurred, because the Company does not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in such arrangements. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method.

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

                                  VIADOR INC.

  Service revenue consists of fees from professional services and from maintenance and support. Professional services include integration of software, application development, training and software installation. We bill professional services fees either on a time and materials basis or on a fixed-price schedule. Professional services fees are generally recognized as the services are performed except as described above where such services are essential to the functionality of software sold as part of the arrangement. Clients typically purchase maintenance agreements annually, and maintenance agreements are priced based on a percentage of the product license fee. The Company recognizes revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year.

  Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, costs of contracting with third parties contracted to provide consulting services to customers. Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, communications and depreciation expenses. Costs of license revenues have not been significant to date.

 (c) Cash and Cash Equivalents

  Cash and cash equivalents consists of cash and highly liquid investments such as money market funds purchased with remaining maturities of three months or less. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet.

 (d) Financial Instruments and Concentration of Credit Risk

  The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

   The Company sells its products and services to customers in diversified industries. Credit risk is concentrated in North America and Asia. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

 (e) Property and Equipment

  Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets generally three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the estimated useful lives of the assets or the lease term.

 (f) Software Development Costs

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, development costs incurred in the research and development of software products are expensed as incurred until technological feasibility in the form of a working model has been established. As of December 31, 1999, technological feasibility was established concurrent with the general release of the software and therefore, no costs have been capitalized.

                                  VIADOR INC.

  The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. Though the adoption of SOP 98-1 required the Company to modify its method of accounting for software, it did not have a material impact in its financial statements.

 (g) Impairment of Long-Lived Assets

  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

 (h) Income Taxes

  The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

 (i) Defined Contribution Plan

  The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan. To date, the Company has not made any matching contributions to the 401(k) plan.

 (j) Stock-Based Compensation

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed employee plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                                  VIADOR INC.

 (k) Advertising Expense

  The cost of advertising is generally expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $935,000, $273,000, and $114,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

 (l) Comprehensive Income

  The Company has no material components of other comprehensive income (loss) for all periods presented.

 (m) Net Loss Per Share

  Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding excluding shares of restricted stock subject to repurchase and, when dilutive, potential common shares from restricted stock options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                             1999  1998  1997
                                                             ----- ----- -----
   Shares issuable under stock options...................... 3,966 3,045 2,823
   Shares of restricted stock subject to repurchase.........   925   765 1,636
   Shares issuable pursuant to warrants to purchase common
    and convertible preferred stock.........................   --     90   --
   Shares of convertible preferred stock on an "as if
    converted" basis........................................   --  4,310 1,545

  The weighted-average exercise price of stock options was $3.24, $0.12, and $0.05 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted-average purchase price of restricted stock was $0.02 for all periods presented. The weighted-average exercise price of the warrants was $0.70 for the year ended December 31, 1998. There were no warrants outstanding during the year ended December 31, 1997.

 (n) Initial Public Offering and Reverse Stock Split

  On October 25, 1999 the Company completed an initial public offering (IPO) of 4,600,000 shares at a price of $9.00 per share; proceeds net of direct issuance costs amounted to $37,232,000. On the IPO date, the Company effected a 1-for-2.4 reverse stock split of its common stock. The accompanying financial statements have been retroactively restated to give effect to the 1-for-2.4 reverse stock split.

 (o) Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on

                                  VIADOR INC.

its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

 (p) Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Property and Equipment

  A summary of property and equipment consisted of the following (in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
   Computers and software.......................................... $1,492 $608
   Furniture and fixtures..........................................    697  120
   Leasehold improvements..........................................    214  204
                                                                    ------ ----
                                                                     2,403  932
   Less accumulated depreciation and amortization..................    990  355
                                                                    ------ ----
                                                                    $1,413 $577
                                                                    ====== ====

(4) Stockholders' Equity

 (a) Convertible Preferred Stock

  All of the then outstanding shares of the Company's convertible preferred stock was automatically converted into .417 shares of common stock upon the closing of the Company's initial public offering on October 25, 1999.

  The rights, preferences, privileges, and restrictions of Series A, B and C convertible preferred stock prior to conversion were as follows:

  . Each share of convertible preferred stock was convertible at the option of the holder, at any time after the date of issuance, into one share of common stock,subject to adjustment for certain dilutive events. Each share has voting rights equal to the common stock on an "as-if-converted" basis.

  . Series A, B, and C convertible preferred stockholders were entitled to noncumulative dividends of $0.10, $0.13 and $0.15 per share per annum, respectively, when and if declared by the Company's Board of Directors.

  . Each share of Series A, B and C convertible preferred stock had a liquidation preference of $2.47, $3.12 and $5.84 per share, respectively, plus any declared but unpaid dividends over holders of common stock.

  In 1998, the Company issued $2,000,000 in convertible bridge notes, bearing 9% interest, payable to certain preferred stockholders. The full amount of the notes plus accrued interest payable of $63,000 was converted into 979,400 shares of Series B preferred stock. In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase 62,500 common stock at an exercise price of $0.72 per share. The $130,000 fair value assigned to the warrants and related discount on the notes was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 5 years; risk-free interest rate of 6.9%; and expected volatility of 65%. The discount on the notes payable was amortized to interest expense over the period the notes were outstanding. The warrants expired upon the completion of the initial public offering in October 1999.

                                  VIADOR INC.

  In 1999, the Company issued 2,495,994 shares of Series C convertible preferred stock for $5.84 per share resulting in gross proceeds to the Company of approximately $14,581,000. The rights, preferences, and privileges of the holders of Series C preferred stock were the same as the holders of Series A and B convertible preferred stock discussed above, except that the dividend rate was $0.15 per share, and the liquidation preference was $5.84 per share. The Series C preferred stock was converted into common stock upon completion of the initial public offering in October 1999.

 (b) Stock Plans

  The Company's Board of Directors adopted the 1999 Stock Incentive Plan (the 1999 Plan) on July 20, 1999 under which 7,000,000 shares have been reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase beginning on January 1 of each year by the lesser of 5% of the total number of shares outstanding or 3,000,000 shares; the increase in the number of shares reserved as of January 1, 2000 was 827,962. The Incentive Plan, which has five separate programs, allows non-employee board members, executive officers and other highly compensated employees to purchase shares using a portion of their salary or retainer fee. The Incentive Plan allows eligible employees to be issued shares of common stock directly, upon the attainment of performance milestones or the completion of services. The Incentive Plan also allows automatic option grants at periodic intervals to eligible non-employee board members to purchase shares of common stock. As of December 31, 1999, there were 2,541,319 additional shares available for grant under the 1999 plan.

  The incentive stock options under the Plan can be exercised at a price of at least 85% of the stock's fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. Under the Plan, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest ratably over a 3 to 4 year period.

  In 1998, the Company repurchased 26,920 shares of common stock at prices ranging from $0.11 to $1.44 per share in settlement of $35,000 notes receivable from two stockholders and forgave notes receivable from five other stockholders totaling $103,000 for the return of 181,414 unvested stock options. The Company recorded a $103,000 compensation charge for the forgiveness of the notes. The Company also issued options to purchase 94,783 shares of common stock at exercise prices ranging from $0.05 to $0.24 to non-employees for services performed. The fair value of the options at the vesting date was determined to be $188,000 using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 6.9%; and expected volatility of 65%. The fair value of the options was charged to expense in 1998 as the related services were performed.

  In 1999, the Company issued options to purchase 12,691 shares of common stock at exercise prices ranging from $0.24 to $10.01 to non-employees for services performed. The fair value of the options at the vesting date was determined to be $35,000 using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 5.6%; and expected volatility of 65%. The fair value of the options was charged to expense in 1999 as the related services were performed.

                                  VIADOR INC.

  A summary of the status of the Company's options under the 1999 Plan is as follows:

                                           Years Ended December 31,
                          -------------------------------------------------------------
                                 1999                 1998                1997
                          -------------------- ------------------- --------------------
                                     Weighted-            Weighted            Weighted-
                                      average             average              average
                                     exercise             exercise            exercise
                           Shares      price    Shares     price    Shares      price
                          ---------  --------- ---------  -------- ---------  ---------
Outstanding at beginning
 of period..............  3,045,363    $0.12   2,822,481   $0.05   2,364,583    $0.05
Granted.................  1,394,849     9.39     723,737    0.26     570,580     0.10
Exercised...............   (395,784)    0.58     (78,990)   0.10     (20,833)    0.05
Canceled................    (78,339)    3.33    (421,865)   0.05     (91,849)    0.05
                          ---------            ---------           ---------
Outstanding at end of
 period.................  3,966,089     3.24   3,045,363    0.12   2,822,481     0.05
                          ---------            ---------           ---------
Options vested and
 exercisable at end of
 period.................  2,335,966     0.20   1,780,226    0.07     854,941     0.05
                          ---------            ---------           ---------
Weighted-average fair
 value of options
 granted during the
 period with exercise
 prices equal to fair
 value at date of
 grant..................               $1.47               $ --                 $0.02
Weighted-average fair
 value of options
 granted during the
 period with exercise
 prices less than fair
 value at date of
 grant..................               $4.30               $1.73                $ --

  As of December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

                              Options outstanding          Options exercisable
                       ---------------------------------- ---------------------
                                    Weighted-
                                     average    Weighted-             Weighted-
                                    remaining    average               average
                         Number    contractual  exercise    Number    exercise
   Exercise prices     outstanding life (years)   price   exercisable   price
   ---------------     ----------- -----------  --------- ----------- ---------
   $0.05..............  2,047,387     6.73         0.05    1,994,254     0.05
    0.24..............    591,791     8.30         0.24      270,311     0.24
    0.62..............    150,139     9.03         0.62       29,642     0.62
    5.28..............    450,453     9.46         5.28       25,853     5.28
    9.00..............    273,826     9.81         9.00       15,000     9.00
   10.01..............    342,227     9.63        10.01          906    10.01
   29.00..............     23,642     9.88        29.00          --       --
   41.25..............     86,624     9.99        41.25          --       --
                        ---------                          ---------
                        3,966,089                          2,335,966
                        =========                          =========

 (c) Warrants

  In 1998, the Company issued warrants to purchase 12,500 shares of common stock at an exercise price of $0.72 per share in exchange for services. These warrants expired upon the initial public offering of the Company's common stock. The $39,000 fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 5 years; risk-free interest rate of 6.5%; and expected volatility of 65%. The fair value of the warrants was charged to expense in 1998 as the related services were performed.

                                  VIADOR INC.

  In 1998, the Company issued warrants to purchase 14,760 shares of common stock at prices ranging from $0.24 to $0.62 per share in exchange for services performed in 1998. These warrants expired upon the initial public offering of the Company's common stock. The $49,000 fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual life of 5 years; risk-free interest rate of 6.5%; and expected volatility of 65%. The fair value of the warrants was charged to expense in 1998 as the related services were performed.

  In 1999, the Company issued warrants to purchase 4,007 shares of Series C preferred stock at a price of $5.84 per share in exchange for services; the Company also issued 3,479 warrants to purchase common stock at a price of $0.62 per share in exchange for services. These warrants were fair valued at $15,000 and $22,000, respectively, and expired upon the initial public offering of the Company's common stock. There were no outstanding warrants as of December 31, 1999. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 5 years; risk-free interest rate of 5.6%; and expected volatility of 65%. The fair value of the warrants was charged to expense in 1999 as the related services were performed.

 (d) Stock-Based Compensation

  The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date, except for stock options granted and restricted stock sold from September 1998 through June 1999. With respect to the stock options granted and restricted stock sold from September 1998 to June 1999, the Company recorded deferred stock compensation of $3,496,000 for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally 48 months. The amortization of deferred stock compensation, combined with expense associated with stock options granted to non-employees, relates to the following items in the accompanying statements of operations (in thousands):

                                                                    Year Ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1999  1998
                                                                    ---- ------
Cost of revenue.................................................... $ 40 $  113
Research and development...........................................  159    427
Sales and marketing................................................  311    638
General and administrative.........................................  123    112
                                                                    ---- ------
    Total.......................................................... $633 $1,290
                                                                    ==== ======

  There was no amortization of deferred stock compensation nor expense associated with stock options granted to non-employees in 1997.

                                  VIADOR INC.

  Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
   Net loss:
     As reported................................... $(13,307) $(6,211) $(3,348)
     Pro forma.....................................  (15,284)  (6,229)  (3,357)
   Basic and diluted net loss per share:
     As reported................................... $  (2.20) $ (1.82) $ (1.34)
     Pro forma.....................................    (2.53)   (1.82)   (1.35)

  For all grants that were granted prior to the Company's initial public offering in October 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company's stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     Years Ended December 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------- ---------
     Expected Life................................ 3.9 years 4.1 years 4.6 years
     Risk-free interest rate......................   5.7%      5.6%      6.5%
     Volatility...................................  88.67%      65%       65%

 (e) Employee Stock Purchase Plan

  The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on July 20, 1999 under which 300,000 shares have been reserved for issuance. The Purchase Plan has been approved by the stockholders. The number of shares reserved under the Purchase Plan will automatically increase beginning on January 1 of each year by the lesser of an amount equal to 2% of the total number of outstanding shares, or 800,000 shares; the increase in the number of shares reserved as of January 1, 2000 was to 331,185. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of an employee's cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates.

  As of December 31, 1999 approximately $300,000 was withheld from employee payroll for the first purchase of shares expected on April 30, 2000.

                                  VIADOR INC.

(5) Income Taxes

  The differences between the income tax benefit computed at the federal statutory rate and the Company's tax provision for all periods presented primarily relate to net operating losses not benefited.

  The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                     1999     1998     1997
                                                    -------  -------  -------
     Deferred tax assets:
       Reserves and accruals....................... $   684  $   523  $   116
       Net operating loss and tax credit
        carryforwards..............................   8,932    3,266    1,366
                                                    -------  -------  -------
       Gross deferred tax assets...................   9,616    3,789    1,482
       Less: valuation allowance...................  (9,616)  (3,788)  (1,474)
                                                    -------  -------  -------
         Total deferred tax assets.................     --         1        8
     Deferred tax liabilities--property and
      equipment....................................     --        (1)      (8)
                                                    -------  -------  -------
         Net deferred tax assets................... $   --   $   --   $   --
                                                    =======  =======  =======

  In light of the Company's recent history of operating losses, the Company has provided a valuation allowance for its net deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. The net change in the total valuation allowance for the year ended December 31, 1999 and 1998 was an increase of $5,828,000 and $2,314,000, respectively.

  As of December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $19 million and $18 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2012 through 2019. The state net operating loss carryforwards expire beginning in 2003.

  As of December 31, 1999, the Company also has research credit carryforwards for federal and state income tax purposes of approximately $451,000 and $354,000, respectively, available to reduce future income taxes. The federal research credit carryfoward expire beginning in 2011 through 2019. The research credit carryforwards for state purposes carry forward indefinitely until utilized. The Company has a foreign tax credit carryforward for federal tax purposes in the amount of $20,000. The foreign tax credit carryforward expires in 2002.

  Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. If the Company has an ownership change, utilization of the above mentioned carryforwards could be reduced significantly.

(6) Geographic, Segment and Significant Customer Information

  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

  The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information

                                  VIADOR INC.

about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment:
Enterprise information portal systems. The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):

                                                            Year Ended December
                                                                    31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
   Revenue
     License.............................................. $ 7,320 $2,283 $  839
     Services:
       Consulting.........................................   1,694  1,112    638
       Maintenance........................................   1,137    430    105
                                                           ------- ------ ------
                                                           $10,151 $3,825 $1,582
                                                           ======= ====== ======

  Significant customer information is as follows:

                                                Percentage of
                                                Total Revenue
                                                ----------------    Percentage of
                                                  Year Ended       Total Accounts
                                                 December 31,        Receivable
                                                ----------------  -----------------
                                                1999  1998  1997  December 31, 1999
                                                ----  ----  ----  -----------------
   Customer A..................................   8%   15%    5%           2%
   Customer B..................................   4%   11%   10%          --

  Revenues aggregating 3% of total revenue for the year ended December 31, 1999 were generated from a customer who is also a stockholder of the Company, and whose ownership percentage was 3.7% as of December 31, 1999.

  The Company markets its products from its operations in North America. International sales are primarily to customers in Canada, Europe and Asia Pacific. Revenues derived from international sales were 6%, 12% and 14% of total revenue for the years ended December 31, 1999, 1998 and 1997. Sales did not exceed 3% for any one country outside of North America in any period presented.

(7) Bank Borrowings, Commitments and Contingencies

  In 1999, the Company entered into a $2,000,000 bank line of credit. Borrowings under the agreement bear interest at the bank's base rate, as announced by the bank from time to time, plus 1%. In 1999 the Company also entered into a revolving equipment loan in the amount of $500,000. This loan bears interest at the bank's base rate, as announced by the bank from time to time, plus 1.25%. As of December 31, 1999, the Company had no balances outstanding under the line of credit or the equipment loan. The loans are based on a percentage of qualified outstanding accounts receivable and is secured by a security interest in certain of the Company's intellectual property.

                                  VIADOR INC.

  The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Rent expense was approximately, $528,000, $293,000 and $103,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases for the next five years and thereafter are as follows:

                                                                   December 31
                                                                  --------------
                                                                  (in thousands)
       2000......................................................    $ 3,906
       2001......................................................      4,066
       2002......................................................      4,156
       2003......................................................      4,229
       2004......................................................      4,319
       Thereafter................................................        360
                                                                     -------
          Total..................................................    $21,036
                                                                     =======

  During 1999 the Company entered into software marketing and distribution agreements with distributors located in Germany and Hong Kong. Some of the agreements include a buyout obligation that can be exercised by the distributor following the third anniversary of the agreement if minimum sales quotas and certain conditions have been met. As of December 31, 1999, no sales have been reported by the distributors.

(8) Subsequent Events

  On January 20, 2000, the Company acquired a European distributor for $2,000,000 in cash and notes.

  In January 2000, the Company issued a warrant to a third party as consideration for entering into a joint marketing, training and product implementation arrangement. The warrant is for 50,000 shares of Viador common stock at a price of $45 per share, exerciseable at any time prior to January 2002. The $621,600 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 88.67%. The fair value of the warrant will be amortized to marketing expense over the seven year term of the arrangement.

  In late January 2000, the Company entered into a facilities lease agreement expiring in January 2005 which includes monthly base rental payments ranging from $250,000 to $281,000 per month plus a proportionate share of taxes, insurance and other expenses. In connection with the lease, the Company issued a warrant to the landlord for 50,000 shares of Viador common stock at a price of $17.88 per share, exerciseable at any time prior to January 2001. The $907,050 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 1 year risk-free interest rate of 5.8%; and expected volatility of 88.67%. The fair value of the warrant will be amortized over 5 years to rent expense. The Company also issued a letter of credit secured by a certificate of deposit for $1,688,718 to the landlord for the term of the lease as a security deposit.

                               VIADOR CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                        Balance
                              Balance at  Costs                         at End
                              Beginning    and                            of
Classification                of Period  Expenses Deductions/Write-Offs Period
--------------                ---------- -------- --------------------- -------
For the year 1999
  Allowance for doubtful
   accounts..................    $53       $237           $ (82)         $208
For the year 1998
  Allowance for doubtful
   accounts..................    $50       $108           $(105)         $ 53
For the year 1997
  Allowance for doubtful
   accounts..................    $20       $ 43           $ (13)         $ 50

                               INDEX TO EXHIBITS

 Exhibit
   No.                             Exhibit Description
 -------                           -------------------
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

 *10.7   Revolving Credit Loan and Security Agreement, by and between the
          Registrant and Comerica Bank--California, dated March 17, 1999

 *10.8   SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998.

 *10.9   Software Marketing and Distributorship Agreement by and between the
          Registrant and Mitsui & Co. Ltd, dated June 26, 1997

 *10.10  Variable Rate Single Payment Note by and between the Registrant and
          Comerica Bank--California, dated June 29, 1999

  10.11  Alza Corporation Sublease to Viador Inc., by and between the
          Registrant and Alza Corporation, dated January 31, 2000

  10.12  Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer, David
          Keat, Charles Fraefel, Chula de Silva and Tim Moser and the
          Registrant, dated January 20, 2000

  23.1   Consent of KPMG, LLP, dated March 29, 2000

  27.1   Financial Data Schedule

--------
* Incorporated by reference to the corresponding exhibits of the Registrant's Registration Statement on Form S-1 (File No. 333-84041) filed on October 25, 1999.