Form 10-K/A
period 1999-12-31
VIADOR INC
filed 2000-05-01
CIK 1089026

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For The Fiscal Year Ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          Commission File No. 0-27741

                               ----------------

                                  VIADOR INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                             94-3234636
     (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)            Identification No.)

   2000 Charleston Rd., Suite 1000                  94043-1632
      Mountain View, California                     (Zip Code)
   (Address of principal executive
               offices)

                                (650) 645-2000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $259,061,862 as of March 27, 2000 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for March 27, 2000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

   17,151,539 shares of the Registrant's $0.001 par value Common Stock were outstanding at March 27, 2000.

                                PORTION AMENDED

  The Registrant hereby amends Items 10, 11, 12 & 13 contained in the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999, to provide the information required by those Items relating to executive compensation. Except as set forth in Items 10, 11, 12 & 13, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ending December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in Viador's proxy statement, a copy of which is attached hereto as Annex A, and appears under the captions "Proposal No.1: Election of Directors" and "Management". The proxy is to be filed, in a form substantially similar to that which is attached, on or about May 22, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is contained in Viador's proxy statement, a copy of which is attached hereto as Annex A, and appears under the caption "Executive Compensation and Related Information". The proxy is to be filed, in a form substantially similar to that which is attached, on or about May 22, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in Viador's proxy statement, a copy of which is attached hereto as Annex A, and appears under the caption "Beneficial Ownership". The proxy is to be filed, in a form substantially similar to that which is attached, on or about May 22, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in Viador's proxy statement, a copy of which is attached hereto as Annex A, and appears under the caption "Certain Relationships and Related Transactions". The proxy is to be filed, in a form substantially similar to that which is attached, on or about May 22, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2000.

                                          VIADOR CORPORATION

                                          By:       /s/ Stan Wang
                                            -----------------------------------
                                                        Stan X. Wang
                                                        President and
                                                     Chief Executive Office

                                                                        ANNEX A

                                  VIADOR INC.
                        2000 Charleston Rd., Suite 1000
                         Mountain View, CA 94043-1632
                                (650) 645-2000

                               ----------------

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                          TO BE HELD ON June 19, 2000

                               ----------------

TO THE STOCKHOLDERS OF VIADOR INC.:

  The annual meeting of stockholders of Viador Inc., a Delaware corporation, will be held on June 19, 2000 at 10:00 a.m., local time, at the San Mateo Marriott Hotel, 1770 South Amphlett Blvd., San Mateo, California 94402, for the following purposes:

  1. To elect one director to serve for a three-year term ending in the year 2003 or until a successor is duly elected and qualified;

  2. To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2000; and

  3. To transact such other business as may properly come before the annual meeting and any adjournment or postponement thereof.

  The foregoing matters are described in more detail in the enclosed proxy statement. The board of directors has fixed the close of business on May 17, 2000, as the record date for the determination of the stockholders entitled to notice of, and to vote at, the annual meeting and any postponement or adjournment thereof. Only those stockholders of record as of the close of business on that date will be entitled to vote at the annual meeting or any postponement or adjournment thereof. A list of stockholders entitled to vote at the annual meeting will be available for inspection at our executive offices.

  All stockholders are cordially invited to attend the meeting in person. Whether or not you plan to attend, please sign and return the enclosed proxy as promptly as possible in the envelope enclosed for your convenience. Should you receive more than one proxy because your shares are registered in different names and addresses, each proxy should be signed and returned to assure that all of your shares will be voted. You may revoke your proxy at any time prior to the annual meeting. If you attend the annual meeting and vote by ballot, your proxy will be revoked automatically and only your vote at the annual meeting will be counted.

  YOUR VOTE IS VERY IMPORTANT, REGARDLESS OF THE NUMBER OF SHARES YOU OWN. PLEASE READ THE ATTACHED PROXY STATEMENT CAREFULLY, COMPLETE, SIGN AND DATE THE ENCLOSED PROXY CARD AS PROMPTLY AS POSSIBLE AND RETURN IT IN THE ENCLOSED ENVELOPE.

                                          By Order of the Board of Directors,

                                          _____________________________________
                                          Raja H. Venkatesh
                                          Secretary

Mountain View, California
May 22, 2000

                                  VIADOR INC.
                        2000 Charleston Rd., Suite 1000
                         Mountain View, CA 94043-1632
                                (650) 645-2000

                               ----------------

                                PROXY STATEMENT

                               ----------------

  Your vote at the annual meeting is important to us. Please vote your shares of common stock by completing the enclosed proxy card and returning it to us in the enclosed envelope. This proxy statement has information about the annual meeting and was prepared by our management for the board of directors. This proxy statement and the accompanying proxy card are first being mailed to you on or about May 22, 2000.

                       GENERAL INFORMATION ABOUT VOTING

Who can vote?

  You can vote your shares of common stock if our records show that you owned
the shares on May 17, 2000. A total of          shares of common stock can
vote at the annual meeting. You get one vote for each share of common stock. The enclosed proxy card shows the number of shares you can vote.

How do I vote by proxy?

  Follow the instructions on the enclosed proxy card to vote on each proposal to be considered at the annual meeting. Sign and date the proxy card and mail it back to us in the enclosed envelope. If the proxy card is properly signed and returned, the proxyholders named on the proxy card will vote your shares as you instruct. If you sign and return the proxy card but do not vote on a proposal, the proxyholders will vote for you on that proposal. Unless you instruct otherwise, the proxyholders will vote FOR the director nominee and FOR each of the other proposals to be considered at the meeting.

What if other matters come up at the annual meeting?

  The matters described in this proxy statement are the only matters we know will be voted on at the annual meeting. If other matters are properly presented at the meeting, the proxyholders will vote your shares as they see fit.

Can I change my vote after I return my proxy card?

  Yes. At any time before the vote on a proposal, you can change your vote either by filing with our Secretary at our principal executive offices at 2000 Charleston Rd., Suite 1000, Mountain View, CA 94043-1632, a written notice revoking your proxy card or by signing, dating and returning to us a new proxy card. We will honor the proxy card with the latest date. You may also revoke your proxy by attending the annual meeting and voting in person.

Can I vote in person at the annual meeting rather than by completing the proxy card?

  Although we encourage you to complete and return the proxy card to ensure that your vote is counted, you can attend the annual meeting and vote your shares in person.

What do I do if my shares are held in "street name"?

  If your shares are held in the name of your broker, a bank, or other nominee, that party should give you instructions for voting your shares.

How are votes counted?

  We will hold the annual meeting if holders of a majority of the shares of common stock entitled to vote either sign and return their proxy cards or attend the meeting. If you sign and return your proxy card, your shares will be counted to determine whether we have a quorum even if you abstain or fail to vote on any of the proposals listed on the proxy card.

  If your shares are held in the name of a nominee, and you do not tell the nominee how to vote your shares (so-called "broker nonvotes"), the nominee can vote them as it sees fit only on matters that are determined to be routine, and not on any other proposal. Broker nonvotes will be counted as present to determine if a quorum exists but will not be counted as present and entitled to vote on any nonroutine proposal.

Who pays for this proxy solicitation?

  We will bear the entire cost of solicitation, including the preparation, assembly, printing and mailing of this proxy statement, the proxy and any additional solicitation materials furnished to the stockholders. Copies of solicitation materials will be furnished to brokerage houses, fiduciaries and custodians holding shares in their names that are beneficially owned by others so that they may forward this solicitation material to such beneficial owners. In addition, we may reimburse such persons for their costs in forwarding the solicitation materials to such beneficial owners. The original solicitation of proxies by mail may be supplemented by a solicitation by telephone, telegram or other means by directors, officers or employees of ours. No additional compensation will be paid to these individuals for any such services. Except as described above, we do not presently intend to solicit proxies other than by mail.

                             STOCKHOLDER PROPOSALS

  To be included in the proxy statement and form of proxy relating to the annual meeting to be held in 2001, a stockholder proposal must be received by Raja H. Venkatesh, Chief Financial Officer and Secretary, Viador Inc., 2000 Charleston Rd., Suite 1000, Mountain View, CA 94043-1632, no later than February 17, 2001. If we are not notified of a stockholder proposal by May 10, 2001, then the proxy solicited by the board of directors for the 2001 annual meeting will confer discretionary authority to vote against such stockholder proposal.

                                PROPOSAL NO. 1:

                             ELECTION OF DIRECTORS

  Our certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of our board of directors will be elected each year. To implement the classified structure, prior to the consummation of our initial public offering in October 1999, we elected one board member to a one-year term, two board members to two-year terms, and two board members to three-year terms. Virginia M. Turezyn was designated a Class I director whose term expires at the 2000 annual meeting of stockholders. Dawn
G. Lepore and Chong Sup Park were designated Class II directors whose terms expire at the 2001 annual meeting of stockholders. Stan X. Wang and Teddy Kiang were designated Class III directors whose terms expire at the 2002 annual meeting of stockholders.

  After these initial terms, a single class of directors will be elected each year at the annual meeting. Subject to transition provisions, each director elected at each such meeting will serve for a term ending on the date of the third annual meeting of stockholders after his or her election or until his or her successor has been elected and duly qualified.

  The number of directors is determined from time to time by the board of directors and is currently fixed at six members. Nevertheless, pursuant to our certificate of incorporation and bylaws, the board of directors expects to review the size of the board of directors from time to time, and if suitable outside candidates are available, the board may increase the size of the board of directors.

  One director is to be elected at this annual meeting to serve until the 2003 annual meeting, or until a successor is duly elected and qualified. If the nominee is unable or unwilling to serve as a director, the proxies may be voted for any substitute nominee designated by the present board of directors or the proxy holders to fill such vacancy, or the board of directors may be reduced in accordance with our bylaws. The board of directors has no reason to believe that the person named will be unable or unwilling to serve as a nominee or as a director if elected.

  Set forth below is certain information concerning the nominees and the other incumbent directors:

DIRECTOR TO BE ELECTED AT THE 2000 ANNUAL MEETING

  Virginia M. Turezyn. Virginia M. Turezyn, age 42, has served as a director since September 1998. Ms. Turezyn co-founded Information Technology Ventures, a venture capital firm, in September 1994 and has served as a General Partner since its founding. From April 1982 to September 1994, she served in a variety of capacities at Morgan Stanley & Company, Inc., including most recently as Vice President in the Venture Capital Group. Ms. Turezyn serves on the board of directors of several privately held companies. Ms. Turezyn holds a B.A. in Accounting from Queens College and is a Certified Public Accountant.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

  Dawn G. Lepore. Dawn G. Lepore, age 46, has served as a director since July 1999. Ms. Lepore is Vice Chairman and Chief Information Officer, and a member of the Management Committee of the Charles Schwab Corporation, where she has served for over fifteen years in various capacities. Prior to her appointment as Chief Information Officer at Schwab in 1993, Ms. Lepore served as Senior Vice President of Information Technology at Schwab, responsible for the development of a wide range of systems to support Schwab's growing product offerings and client base. She also led a strategic initiative for redesigning Schwab's entire technology platform. Prior to joining Schwab in 1983, Ms. Lepore was employed at Informatics, an information consulting firm in San Francisco. Ms. Lepore serves on the board of directors of eBay, the world's leading person-to-person online trading company. Ms. Lepore holds a B.A. in Music from Smith College.

  Chong Sup Park. Chong Sup Park, age 52, has served as a director since March 1999. Mr. Park is President of Hyundai Electronics Worldwide and Chief Executive Officer of Hyundai Electronics America. Prior to joining Hyundai, from February 1995 to August 1996, Mr. Park served as President and Chief Executive Officer of Maxtor Corporation, a manufacturer of information storage products for desktop computer systems. From July 1993 to January 1995, Mr. Park served as President and Chief Executive Officer of Axil Computers Inc. Mr. Park serves on the board of directors of several companies, both publicly and privately held, which include Maxtor Corporation, Artecon, Inc., ChipPAC, Inc. and MMC, Inc. Mr. Park holds a B.A. in Business Administration from Yonsei University in Seoul, Korea, an M.B.A. from The University of Chicago and a Ph.D. in Business Administration from Nova Southeastern University.

DIRECTORS WHOSE TERMS EXPIRE IN 2002

  Stan X. Wang. Stan X. Wang, age 37, is a co-founder of Viador Inc. Mr. Wang has served as President, Chief Executive Officer and Chairman of the board of directors since we were founded in December 1995. Prior to founding Viador, Inc., from January 1995 to December 1995, Mr. Wang oversaw the data warehouse division of the RightSizing Group, a software and services company focused on Internet, data warehouse and large database and financial database applications where he designed and implemented numerous large enterprise software projects. From July 1990 to January 1995, Mr. Wang was an architect in Oracle Corporation's information access tools group. Mr. Wang holds a B.S. in Electrical Engineering from Tsing Hua University in China, an M.S. in Mathematics from Oregon State University and an M.S. in Mechanical Engineering from the California Institute of Technology.

  Teddy Kiang. Teddy Kiang, age 47, has served as a director since April 1997. Mr. Kiang is a Managing Director of Crosslink Technology Partners, an early stage venture capital firm, specializing in funding and developing healthcare, network and information technology ventures. From July 1990 to September 1995, Mr. Kiang was the program director and a business development executive for the Point-of-Care Coagulation product system at Boeringer Mannheim Corporation, a biotechnology firm. From August 1980 to July 1990, Mr. Kiang served as a project manager in the Medical Products Group at Hewlett-Packard Laboratories. Mr. Kiang serves on the board of directors of two privately-held companies as the investment representative of Standard Foods Taiwan, Ltd., a publicly traded company in Taiwan. He also serves as a special advisor to the Chairman of AboveNet Communications, Inc., a subsidiary of Metromedia Fiber Network, Inc. (NASDAQ:MFNX). Mr. Kiang holds an M.S. in Chemistry from Columbia University and a Ph.D. in Chemical Physics from Stanford University.

                     THE BOARD OF DIRECTORS AND COMMITTEES

  Our board of directors held eight meetings during the fiscal year-end 1999. All directors attended or participated in more than 75% of the aggregate of
(i) the total number of meetings of the board and (ii) the total number of meetings of the committees of the board of directors on which they served.

  The audit committee currently consists of Chong Sup Park and Virginia M. Turezyn. The audit committee did not meet during the fiscal year-end 1999. The audit committee reviews our financial statements and accounting practices, makes recommendations to the board of directors regarding the selection of independent auditors and reviews the results and scope of our annual audit and other services provided by our independent auditors.

  The compensation committee currently consists of Teddy Kiang and Virginia M. Turezyn. The compensation committee met four times during the fiscal year-end 1999. The compensation committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans including the grant of options under those plans.

DIRECTOR COMPENSATION

  Our directors receive $1,000 for each board meeting attended if in person and $500 if attended telephonically. Directors also receive $500 for each board committee meeting attended if in person and $250 if attended telephonically. All directors are also reimbursed for their reasonable out-of-pocket expenses in serving on the board of directors or any committee thereof. Directors are eligible to receive equity incentives in the form of stock option grants or direct stock issuances under our 1999 Stock Incentive Plan.

RECOMMENDATION OF THE BOARD OF DIRECTORS

  OUR BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF THE NOMINEES NAMED ABOVE.

                                PROPOSAL NO. 2:

                    RATIFICATION OF APPOINTMENT OF AUDITORS

  KPMG LLP has been selected by our board of directors as our independent auditors for the year ending December 31, 2000. If ratification of this selection of auditors is not approved by a majority of the shares of common stock voting thereon, management will review its future selection of auditors.

  Representatives of KPMG LLP are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so. They are also expected to be available to respond to appropriate questions.

  Unless marked to the contrary, proxies received will be voted FOR ratification of the appointment of KPMG LLP as the independent auditors for the current year.

VOTE REQUIRED

  The ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2000 requires the affirmative vote of the holders of a majority of the shares of our common stock present at the annual meeting in person or by proxy and entitled to vote.

RECOMMENDATION OF THE BOARD OF DIRECTORS

  OUR BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS OUR INDEPENDENT AUDITORS.

                                  MANAGEMENT

Executive Officers

  The following table sets forth certain information regarding our executive officers as of March 31, 2000:

 Name                          Age Position
 ----                          --- --------
 Stan X. Wang................  37  Chief Executive Officer, President, Chairman
                                    of the Board of Directors
 Jonathan M. Harding.........  47  Executive Vice President and General Manager
 Ben C. Connors..............  42  Vice President, International Business
                                    Development
 Steven C. Dille.............  39  Vice President, Marketing
 Subramanian Ramakrishnan....  41  Vice President, Engineering and Chief
                                    Technology Officer
 Raja H. Venkatesh...........  38  Vice President, Chief Financial Officer and
                                    Secretary

  Stan X. Wang. See "Proposal No. 1: Election of Directors" for Mr. Wang's biography.

  Jonathan M. Harding. Jonathan M. Harding has served as Executive Vice President and General Manager since April 1998. Prior to joining us, from July 1994 to April 1998, Mr. Harding was Managing Partner at Vision Unlimited, an information technology consulting company. Mr. Harding also served as Vice President of Professional Services at Brock Control Systems from July 1993 to July 1994. Previously, Mr. Harding has held senior executive positions at Computer Task Group and Knowledge Ware. Mr. Harding holds a B.S. in Economics from SUNY-Brockport and attended the Graduate School of Industrial Administration at Carnegie Mellon University.

  Ben C. Connors. Ben C. Connors is one of our co-founders. Mr. Connors has served as Vice President of International Business Development since November 1998. Mr. Connors served as Chief Operating Officer from July 1997 to November 1998, and as Vice President of Sales and Marketing from January 1996 to July 1997. Prior to joining us, from November 1995 to January 1996, Mr. Connors served as Chief Executive Officer of Quadsoft, Inc., a custom software development and outsourcing company, which he also co-founded. Mr. Connors also served as Vice President of Sales and Marketing for The RightSizing Group from May 1994 to November 1995. Previously, Mr. Connors held sales and marketing management positions with The ASK Group, Oracle Corporation and Hewlett-Packard Company. Mr. Connors holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from Harvard Business School.

  Steven C. Dille. Steven C. Dille has served as Vice President of Marketing since December 1997. Prior to joining us, from February 1992 to November 1997, Mr. Dille served in the marketing division at Sybase, Inc., a global independent software company, and most recently as director of data warehousing. Previously, Mr. Dille has held marketing and technology leadership positions at Hewlett-Packard Company, NCR and as an independent consultant. Mr. Dille holds a B.S. in Computer Science and Mathematics from the University of Pittsburgh and an M.B.A. in Marketing and Finance from the University of Chicago.

  Subramanian Ramakrishnan. Subramanian Ramakrishnan has served as Vice President, Engineering and Chief Technology Officer since November 1999. Prior to joining us, Mr. Ramakrishnan has held numerous positions worldwide at Citibank, including Marketing and Product Development Director, Regional Operations and Technology Director, and group MIS Director. Most recently, he served as Chief Information Officer and Vice President in the Global Consumer Bank group at Citibank. Mr. Ramakrishnan holds a B.S. in Engineering from the Indian Institute of Technology and an M.B.A. from the Indian Institute of Management.

  Raja H. Venkatesh. Raja H. Venkatesh joined us as Vice President, Chief Financial Officer and Secretary in June 1999. Prior to joining us, from August 1997 to June 1999, Mr. Venkatesh served as Corporate Treasurer at Maxtor Corporation, a manufacturer of information storage products for desktop computer systems. From April 1996 to August 1997, Mr. Venkatesh served as Director of Corporate Strategy and Development at the Pacific Telesis Group. Previously, Mr. Venkatesh served in various capacities in the Treasurer's office of General

Motors Corporation from July 1990 to March 1996. Mr. Venkatesh holds a B.S. in Engineering from the Regional Engineering College in India and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

  Our officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

  The compensation committee of the board is currently comprised of Mr. Kiang and Ms. Turezyn. Neither member of the compensation committee of the board of directors was at any time since our formation one of our officers or employees. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or our compensation committee of the board of directors.

                EXECUTIVE COMPENSATION AND RELATED INFORMATION

  The following table sets forth the compensation earned by our Named Executive Officers which include our Chief Executive Officer and our four other executive officers whose salary and bonus for services rendered to us for the fiscal year ended December 31, 1999, exceeded $100,000. The options listed in the table were originally granted under either our 1996 Stock Option/Stock Issuance Plan or our Amended and Restated 1997 Stock Option/Stock Issuance Plan. These options have been incorporated into the new 1999 Stock Incentive Plan, but continue to be governed by their original terms.

                          SUMMARY COMPENSATION TABLE

                                                             Long Term
                                 Annual Compensation    Compensation Awards
                                 -------------------- -------------------------
                                                       Number of
                                                      Securities    All Other
                                                      Underlying   Compensation
Name                        Year Salary ($) Bonus ($) Options (#)      ($)
----                        ---- ---------- --------- -----------  ------------
Stan X. Wang..............  1999  150,000    70,000         --         --
 President, Chief           1998  125,000    20,000     898,783        --
 Executive Officer and
 Chairman of the Board of
 Directors

Jonathan M. Harding.......  1999  150,000    50,000      79,166        --
 Executive Vice President   1998   73,920       --       79,167        --
 and General Manager

Ben C. Connors............  1999  120,000    20,000         --         --
 Vice President,            1998  100,000     5,000         --         --
 International Business
 Development

Steven C. Dille...........  1999  135,000    35,000      66,667        --
 Vice President, Marketing  1998  115,000     7,500      58,334        --

Subramanian Ramakrishnan    1999   72,450    60,000     133,167(2)     --
 (1)......................
 Vice President,
 Engineering and
 Chief Technology Officer   1998      --        --          --         --

--------
(1) Subramanian Ramakrishnan has served as Vice President, Engineering and Chief Technology Officer since November 1999. Mr. Ramakrishnan earned $72,450 in 1999, but his annualized salary was $150,000.
(2) A portion of these options were issued pursuant to the 1999 Stock Incentive Plan.

Stock Options and Stock Appreciation Rights

  The following table sets forth information regarding option grants to each of the Named Executive Officers during fiscal year 1999. No stock appreciation rights were granted to the Named Executive Officers during the 1999 fiscal year. In 1999, we granted options to purchase an aggregate of 1,394,849 shares to employees, directors, and consultants under our amended and restated 1999 Stock Incentive Plan at exercise prices equal to the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors. Vesting periods are determined by our board of directors and generally provide for shares to vest ratably over a three to four year period.

                    Stock Option Grants in Fiscal Year 1999

                                                                            Potential
                                                                        Realizable Value
                                                                        at Assumed Annual
                                     Percentage                          Rates of Stock
                         Number of    of Total                                Price
                         Securities   Options                           Appreciation for
                         Underlying  Granted to   Exercise               Option Term(1)
                          Options   Employees in  Price Per  Expiration -----------------
     Name                Granted(#)     1999     Share($/Sh)    Date      5%       10%
     ----                ---------- ------------ ----------- ---------- ------- ---------
Stan X. Wang............      --         --           --           --       --        --
Jonathan M. Harding.....   12,500       0.90%        0.24      1/17/09    1,887     4,781
                           66,666       4.78%        5.28      5/16/09  221,372   561,000
Ben C. Connors..........      --         --           --           --       --        --
Steven C. Dille.........   66,667       4.78%        5.28      5/16/09  221,372   561,000
Subramanian
 Ramakrishnan...........  104,167       7.47%        5.28      9/19/09  345,893   876,561
                           29,000       2.08%       41.25     12/28/09  752,315 1,906,514

--------
(1) The actual stock price appreciation over the 10-year option term may not be at the above 5% and 10% assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of common stock appreciates over the option term, no value will be realized from the option grant made to the Named Executive Officer.

Aggregated Option/SAR Exercises and Fiscal Year-End Values

  The following table sets forth information with respect to the Named Executive Officers concerning their exercise of stock options during the fiscal year ended December 31, 1999, and the number of shares subject to unexercised stock options held by them as of the close of such fiscal year. No stock appreciation rights were exercised during the fiscal year ended December 31, 1999, and no stock appreciation rights were outstanding at the close of such year. In the following table, "Value Realized" is equal to the difference between the fair value of the shares at the time of exercise and the exercise price paid for the shares, and the "Value of Unexercised In-The-Money Options at Year-End" is based upon the fair value per share at the close of the 1999 fiscal year ($42.375 per share) less the exercise price payable per share.

            Aggregated Option Exercises in 1999 and Year-End Values

                                                                                           In-the-Money
                                                                                      Options As Of 12/31/99
                                                                                 (FMV at 12/31/99-Exercise Price)
                                                         Unexercised Options              (# of shares)
                                                      -------------------------- ----------------------------------
                                       Value Realized  Vested &
                          # of Shares  (FMV-Exercise  Exercisable                   Vested &
                         Acquired Upon Price X Shares    As of    Unvested & Not Exercisable As    Unvested & Not
    Name                   Exercise      Exercised)($) 12/31/99    Exercisable    of 12/31/99        Exercisable
    ----                 ------------- -------------- ----------- -------------- ---------------- -----------------
Stan X. Wang............       --             --        898,783          --      $     38,042,788   $           --
Jonathan M. Harding.....       --             --         55,728      102,604            2,346,912         3,983,660
Ben C. Connors..........       --             --            --           --                   --                --
Steven C. Dille.........    25,520        100,294(1)      3,646       95,834              153,624         3,701,964
Subramanian
 Ramakrishnan...........    10,000        298,450(2)        --       123,167                  --          3,525,750

--------
(1) Based on the fair value on the date of exercise ($4.17 per share) as determined in good faith by our board of directors
(2) Based on the fair value on the date of exercise ($35.13 per share), as determined by the closing price on the Nasdaq National Market System.

                             BENEFICIAL OWNERSHIP

  The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2000, except as noted in the footnotes below by:

  . all persons who are beneficial owners of 5% or more of our common stock;

  . each director;

  . our Chief Executive Officer and the four other most highly compensated executive officers for the fiscal year ended December 31, 1999, whose salary and bonus exceeded $100,000; and

  . all current executive officers and directors as a group.

  Unless otherwise indicated, the address for each shareholder is c/o Viador Inc., 2000 Charleston Rd., Suite 1000, Mountain View, CA 94043-1632. Except as indicated by footnote, we understand that the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws.

  Shares of common stock subject to options, which are currently exercisable or exercisable within 60 days of March 31, 2000, are deemed outstanding for computing the percentages of the person holding such options but are not deemed outstanding for computing the percentages of any other person. The percentage of common stock outstanding as of March 31, 2000 is based on 17,185,365 shares of common stock outstanding on that date.

                                        Number of Shares  Percentage of Shares
       Name of Beneficial Owner        Beneficially Owned  Beneficially Owned
       ------------------------        ------------------ --------------------
Entities affiliated with Information
 Technology Ventures(1)...............     2,205,788             12.82%
Jia-Bao Chu(2)........................     1,362,837              7.93%
Kin Lui(3)............................     1,088,929              6.20%
Stan X. Wang(4).......................     2,120,317             11.72%
Jonathan M. Harding(5)................       158,332                 *
Subramanian Ramakrishnan(6)...........       104,167                 *
Ben C. Connors(7).....................       528,652              3.08%
Steven C. Dille(8)....................       125,000                 *
Teddy Kiang(9)........................     1,454,721              8.45%
Dawn G. Lepore(10)....................        20,833                 *
Chong Sup Park(11)....................        20,833                 *
Virginia M. Turezyn(1)(12)............     2,205,788             12.82%
All directors and executive officers
 as a group (ten persons)(13).........     6,838,643             36.78%

--------
  * Less than 1%.
 (1) Stock consists of 2,110,429 shares of common stock held by Information Technology Ventures II, L.P. 80,359 shares of common stock held by ITV Affiliates Fund II, L.P. and 15,000 shares of common stock subject to options exercisable within 60 days of March 31, 2000 held directly by Ms. Turezyn. Ms. Turezyn, a director of ours, is a principal member of ITV Management II, LLC, the general partner of Information Technology Ventures II, L.P. and ITV Affiliates Fund II, L.P. The general partners of Information Technology Ventures, Mark Dubovoy, Sam H. Lee and Virginia
     M. Turezyn, have voting and dispositive powers with respect to shares held by Information Technology Ventures II, L.P. and ITV Affiliates Fund II, L.P. The address for Information Technology Ventures is 100 Hamilton Avenue, Suite 400, Palo Alto, California 94301.
 (2) Stock consists of 1,362,837 shares of common stock held directly by Mr.
     Chu.
 (3) Stock consists of 702,681 shares of common stock held directly by Mr. Lui, and 386,248 shares of common stock subject to options exercisable within 60 days of March 31, 2000.

 (4) Stock consists of 1,221,534 shares of common stock held directly by Mr. Wang and 898,783 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
 (5) Stock consists of 158,332 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
 (6) Stock consists of 10,000 shares held directly by Mr. Ramakrishnan and 94,167 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
 (7) Stock consists of 528,652 shares of common stock held directly by Mr. Connors.
 (8) Stock consists of 58,333 shares of common stock held directly by Mr. Dille and 66,667 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
 (9) Stock consists of 127,165 shares of common stock held directly by Mr. Kiang and his wife and 33,333 shares of common stock subject to options exercisable within 60 days of March 31, 2000. Includes 541,040 shares of common stock held by Standard Foods Taiwan, Ltd.; 94,523 shares of common stock held by Crosslink Semiconductor, Inc. (Taiwan); 50,000 shares of common stock held by Eric S. Chen; 50,000 shares of common stock held by Ju-Liang Chen; 50,000 shares of common stock held by Paula Chen; 127,165 shares of common stock held by the Chen Living Trust dated 7/22/96; 127,165 shares of common stock held by the Cheng Living Trust dated 8/8/95; 127,165 shares of common stock held by Ter-Fung Tsao and 127,165 shares of common stock held by Wendy Te-Hua Wang, for all of whom Crosslink Technology Partners LLC holds a power of attorney. Mr. Kiang, a director of ours, is a Managing Director of Crosslink Technology Partners LLC and the investment representative for Standard Foods Taiwan, Ltd. and Crosslink Semiconductor, Inc. (Taiwan). Mr. Kiang disclaims beneficial ownership of the shares held by Crosslink Semiconductor, Inc. (Taiwan), Standard Foods Taiwan, Ltd., Eric S. Chen, Ju-Liang Chen, Paula Chen, Chen Living Trust dated 7/22/96, Cheng Living Trust dated 8/8/95, Ter Fung Tsao and Wendy Te-Hua Wang, except to the extent of his pecuniary interest therein.
(10) Stock consists of 20,833 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
(11) Stock consists of 20,833 shares of common stock subject to options exercisable within 60 days of March 31, 2000.
(12) Stock consists of 15,000 shares of common stock subject to options exercisable within 60 days of March 31, 2000. Includes an aggregate of 2,190,788 shares of common stock held by Information Technology Ventures II, L.P. and ITV Affiliates Fund II, L.P. Ms. Turezyn, a director of ours, is a principal member of ITV Management II, LLC, the general partner of Information Technology Ventures II, L.P. and ITV Affiliates Fund II, L.P. Ms. Turezyn disclaims beneficial ownership of the shares held by Information Technology Ventures II, L.P. and ITV Affiliates Fund II, L.P.
(13) See footnotes 4 through 12 above. Includes options exercisable for 1,407,948 shares of common stock within 60 days of March 31, 2000 under the 1999 Stock Incentive Plan.

                       COMPENSATION COMMITTEE REPORT ON
                            EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

  The compensation committee of the board of directors sets the compensation of the Chief Executive Officer, reviews the design, administration and effectiveness of compensation programs for other key executives and approves stock option grants for all executive officers. The committee is composed entirely of outside directors.

 Compensation Philosophy and Objectives

  We operate in the extremely competitive and rapidly changing high technology industry. The committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for our success, and should be determined within a competitive framework and based on the achievement of designated financial targets, individual contribution, customer satisfaction and financial performance relative to that of our competitors. Within this overall philosophy, the committee's objectives are to:

  . Offer a total compensation program that takes into consideration the compensation practices of a group of specifically identified peer companies and other selected companies with which we compete for executive talent.

  . Provide annual variable incentive awards that take into account our overall financial performance in terms of designated corporate objectives and the relative performance of relevant peer companies, as well as individual contributions.

  . Align the financial interests of executive officers with those of stockholders by providing significant equity-based, long-term incentives.

 Compensation Components and Process

  The three major components of our executive officers' compensation are: (i) base salary, (ii) variable incentive awards and (iii) long-term, equity-based incentive awards. The committee determines the compensation levels for the executive officers with the assistance of our Human Resources Department, which works with an independent consulting firm that furnishes the committee with executive compensation data drawn from a nationally recognized survey of similarly sized technology companies that have been identified as the peer companies. The positions of our Chief Executive Officer and executive officers were compared with those of their counterparts at the peer companies, and the market compensation levels for comparable positions were examined to determine base salary, target incentives and total cash compensation. In addition, the practices of the peer companies concerning stock option grants were reviewed and compared.

  Base Salary. The base salary for each executive officer is determined at levels considered appropriate for comparable positions at the peer companies. Our policy is to target base salary levels between the 50th and 75th percentile of compensation practices at the peer companies.

  Variable Incentive Awards. To reinforce the attainment of our goals, the committee believes that a portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive pool for executive officers is determined on the basis of our achievement of the financial performance targets established at the beginning of the fiscal year and also includes a range for the executive's contribution and a strategic component tied to our performance relative to a select group of competitors. The incentive plan sets a threshold level of our performance based on revenue that must be attained before any incentives are awarded. Once the fiscal year's threshold is reached, specific formulas are in place to calculate the actual incentive payment for each officer. A target is set for each executive officer based on targets for comparable positions at the peer companies and is stated in terms of an escalating percentage of the officer's base salary for the year. In fiscal 1999, we achieved our corporate performance targets as well as the strategic target tied to revenue performance relative to the selected competitor group. Awards paid reflected those results plus individual accomplishments of both corporate and functional objectives and a component based upon customer satisfaction.

  Long-Term, Equity-Based Incentive Awards. The goal of our long-term, equity-based incentive awards is to align the interests of executive officers with stockholders and to provide each executive officer with a significant incentive to manage from the perspective of an owner with an equity stake in the business. The committee determines the size of long-term, equity-based incentives according to each executive's position, and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions with the peer companies and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the committee's discretion. During fiscal 1999, the committee made option grants to Messrs. Harding, Dille and Ramakrishnan under our 1999 Stock Incentive Plan. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time. Options granted to this group of individuals in June 1999, and later, vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with us. Accordingly, the option grants will provide a return only if the officer remains with us and only if the market price appreciates over the option term.

  CEO Compensation. In setting the total compensation payable to our Chief Executive Officer for the 1999 fiscal year, the compensation committee sought to make that compensation competitive with the compensation paid to the Chief Executive Officers of companies in the surveyed group.

  The compensation committee adjusted Mr. Wang's base salary for the 1999 fiscal year in recognition of his performance and with the objective of maintaining his base salary at a competitive level with similarly situated Chief Executive Officers. With respect to Mr. Wang's base salary, it is the compensation committee's intent to provide him with a level of stability and certainty and not have this particular component of compensation affected to any significant degree by our performance factors. For the 1999 fiscal year, Mr. Wang's base salary was approximately at the median of the base salary levels of other Chief Executive Officers at the surveyed companies.

  The remaining components of Mr. Wang's 1999 fiscal year compensation, however, were primarily dependent upon corporate performance. Mr. Wang was eligible for a cash bonus for the 1999 fiscal year as determined by the compensation committee. A $70,000 bonus was paid to him because he attained his performance goals. Mr. Wang has not entered into a formal employment agreement with us.

 Other Elements of Executive Compensation

  Executives are eligible for corporation-wide medical and dental benefits and participation in a 401(k) plan under which we currently provide no matching contributions. In addition, executives participate in a corporation-wide short and long-term disability insurance program and a group term life insurance program.

 Compliance with Internal Revenue Code Section 162(m)

  Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to our executive officers for the 1999 fiscal year did not exceed the $1 million limit for any officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to our executive officers for fiscal 2000 will exceed that limit. Our 1999 Stock Incentive Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the

$1 million limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. The compensation committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

  It is the opinion of the committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short- and long-term.

                                          Submitted by the Compensation
                                           Committee of our
                                           Board of Directors

                                          Teddy Kiang
                                          Virginia M. Turezyn

                               PERFORMANCE GRAPH

  The following graph shows a six month comparison of cumulative total return on our common stock, based on the market price of our stock assuming reinvestment of dividends with a return of the Standard and Poor's 500 Index and the Nasdaq Stock Market (U.S.) Index, for the period beginning October 26, 1999, the day our common stock began trading, through December 31, 1999.

                       [PERFORMANCE GRAPH APPEARS HERE]


                                       Oct-99 Nov-99 Dec-99 Jan-00 Feb-00 Mar-00
                                       ------ ------ ------ ------ ------ ------
Viador Inc............................  100    423    381    324    240    439
S&P 500...............................  100    108    115    109    107    117
Nasdaq................................  100    381    145    140    167    163

--------
(1) The graph assumes that on October 26, 1999, $100 was invested in our common stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2) Stockholder returns over the indicated period should not be considered indicative of future stockholder results. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph nor the compensation committee report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by us under those statutes.

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In fiscal year 1999, there was not, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described below. We believe each of the transactions described below was negotiated at arms-length and were on terms as favorable as those obtainable from disinterested third parties.

 Preferred Stock Financings

  Since May 23, 1997, we have issued 2,495,994 shares of our Series C Preferred Stock at a price of $5.8416 per share, 2,763,632 shares of our Series B Preferred Stock at a price of $3.12 per share and 1,543,235 shares of our Series A Preferred Stock at a weighted average price of $2.2777 per share in a series of private financings. We issued these securities pursuant to preferred stock purchase agreements and an investors' rights agreement on substantially similar terms except for terms relating to date and price, under which we made standard representations, warranties, and covenants, and which provided the purchasers thereunder with registration rights, information rights, and rights of first refusal, among other provisions standard in venture capital financings.

 Amended and Restated Investors' Rights Agreement

  Under the terms of an investors' rights agreement dated May 21, 1999, among us and the holders of our preferred stock, the investors acquired certain registration rights with respect to their capital stock of Viador Inc. At any time after three-months following our initial public offering, holders of 40% or more of the outstanding preferred stock may require us to effect registration under the Securities Act covering at least 40% of the outstanding Registrable Securities, as defined in the investors' rights agreement, subject to the board of directors' right to defer such registration for a period up to 60 days. However, we are obligated to effect only two of those registrations. All registration expenses incurred in connection with the first two demand registrations described above and all piggyback registrations will be borne by us. The participating investors will pay for underwriting discounts and commissions incurred in connection with those registrations. We have agreed to indemnify the investors against certain liabilities in connection with any registration effected pursuant to this investors' rights agreement, including Securities Act liabilities.

  In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, we have entered into indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of ours (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

  All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the board of directors and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Our directors and executive officers must file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers filed all the required reports during 1999, except that one Form 4 filing was made by Mr. Raja H. Venkatesh in the first quarter of 2000, and Forms 3 and 4 that were to have been filed by Mr. Subramanian Ramakrishnan in 1999, were instead filed in the 1st quarter of 2000. To our knowledge, during 1999, no other person subject to the reporting requirement of Section 16(a) failed to file or was delinquent in filing a required report.

                                 OTHER MATTERS

  Our board of directors knows of no other business that will be presented to the annual meeting. If any other business is properly brought before the annual meeting, proxies in the enclosed form will be voted in respect thereof in accordance with the recommendation of the board of directors. Discretionary authority with respect to such other matters is granted by the execution of the enclosed proxy.

  It is important that the proxies be returned promptly and that your shares be represented. You are urged to sign, date and promptly return the enclosed proxy card in the enclosed envelope.

  A copy of our Annual Report for the 1999 fiscal year has been mailed concurrently with this Proxy Statement to all stockholders entitled to notice of and to vote at the Annual Meeting. The Annual Report is not incorporated into this Proxy Statement and is not considered proxy solicitation material.

  We have filed an Annual Report on Form 10-K for the year ended December 31, 1999 with the Securities and Exchange Commission. You may obtain, free of charge, a copy of the Form 10-K by writing to Raja H. Venkatesh, Chief Financial Officer, Viador Inc., 2000 Charleston Rd., Suite, 1000, Mountain View, CA 94043-1632. Our Form 10-K is also available through our website at www.viador.com.

                                          By Order of the Board of Directors,

                                          _________________________________
                                          Raja H. Venkatesh
                                          Secretary

Dated: May 22, 2000
Mountain View, California