Form 10-Q
period 2000-03-31
VIADOR INC
filed 2000-05-15
CIK 1089026

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  to

                        Commission File Number: 0-27741

                                _______________
                                  Viador Inc.

             (Exact name of Registrant as specified in its charter)
                                _______________


          Delaware                                      94-3234636

 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

2000 Charleston Road, Suite 1000, Mountain View, CA               94043

   (Address of principal executive offices)                     (zip code)

      Registrant's telephone number, including area code: (650) 645-2000

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),


              Yes [X]   No [  ]

and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]   No [  ]

As of May 8, 2000, there were 17,328,754 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

                                  VIADOR INC.

                           Form 10-Q Quarterly Report
                      For the Quarter Ended March 31, 2000



                               TABLE OF CONTENTS

                                                                        Page
PART I.   Financial Information                                        Number
                                                                       ------
 Item 1   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999.........................................  3

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2000 and 1999............  4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999............  5

          Notes to Condensed Consolidated Financial Statements..........  6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  7

Item 3    Quantitative and Qualitative Disclosures About Market Risk....  22

PART II.  Other Information

Item 2    Changes in Securities and Use of Proceeds.....................  23

Item 6    Exhibits and Reports on Form 8-K..............................  24

Signatures..............................................................  25

                                       2

PART I:  FINANCIAL INFORMATION

ITEM I.  Condensed Consolidated Financial Statements

                                  VIADOR INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                   Unaudited

                                                                             March 31, 2000                  December 31, 1999
ASSETS
Current assets:
 Cash and cash equivalents                                                   $    1,417                         $   44,720
 Short-term investment                                                           31,536                                 --
 Accounts receivable, net of allowance of $258, and                               7,526                              5,435
  $208, respectively                                                                                                    --
 Other current assets                                                             1,064                                320
                                                                             ----------                         ----------
   Total current assets                                                          41,543                             50,475

Property and equipment, net                                                       4,021                              1,413
Capitalized software development costs                                            1,589                                 --
Goodwill and other intangibles, net                                               1,922                                 --
Other assets                                                                      4,356                                290
                                                                             ----------                         ----------
   Total assets                                                              $   53,431                         $   52,178
                                                                             ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                            $    2,126                         $      942
 Accrued liabilities                                                              4,549                              2,258
 Accrued vacation                                                                   659                                548
 Notes payable                                                                    1,012                                 --
 Deferred revenue                                                                 4,957                              4,972
                                                                             ----------                         ----------
   Total liabilities                                                             13,303                              8,720

Stockholders' equity:
 Common stock, $0.001 par value: 100,000,000 shares
 authorized as of March 31, 2000 and December 31, 1999;
 17,185,365 and 16,559,238 shares issued and outstanding as
 of March 31, 2000 and December 31, 1999, respectively.                              18                                 17
 Additional paid-in capital                                                      69,817                             68,255
 Deferred stock-based compensation                                               (1,462)                            (1,796)
 Treasury stock                                                                     (34)                               (34)
 Accumulated deficit                                                            (28,196)                           (22,984)
 Accumulated other comprehensive income (loss)                                      (15)                                --
                                                                             ----------                         ----------
   Total stockholders' equity                                                    40,128                             43,458
                                                                             ----------                         ----------
       Total liabilities and stockholders' equity                            $   53,431                         $  $52,178
                                                                             ==========                         ==========

     See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                                 Three months ended
                                                                     March 31,
                                                                ------------------
                                                                2000           1999
                                                                ----          ----
Revenue:

 License                                                   $    4,193      $     866
 Service                                                        1,125            362
                                                           ----------      ---------

  Total revenue                                                 5,318          1,228

Cost of revenue                                                 1,617            353
                                                           ----------      ---------
  Gross profit                                                  3,701            875
                                                           ----------      ---------
Operating expenses:
 Sales and marketing                                            6,256          1,968
 Research and development                                       1,306            820
 General and administrative                                     1,452            305
 Amortization of stock-based compensation                         334            253
                                                           ----------      ---------
  Total operating expenses                                      9,348          3,346
                                                           ----------      ---------
  Operating loss                                               (5,647)        (2,471)

 Interest income, net                                             435             35
                                                           ----------      ---------
  Net loss                                                 $   (5,212)     $  (2,436)
                                                           ==========      =========
Basic and diluted net loss per share                       $    (0.31)         (0.61)
                                                           ==========      =========
Shares used in computing basic and diluted net
 loss per share                                                17,023          3,979
                                                           ==========      =========

     See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   Unaudited


                                                                                     Three months ended March 31,
                                                                                          2000               1999
                                                                                       -------             -------
Cash flows from operating activities:
  Net loss                                                                             $(5,212)            $(2,436)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          478                  94
    Amortization of deferred stock-based compensation                                      334                 253
    Warrants issued for services performed                                                  --                  32
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (2,070)              2,404
    Other current assets                                                                  (740)             (2,537)
    Other assets                                                                          (360)                (46)
    Accounts payable, accrued liabilities and accrued vacation                           3,465                 176
    Deferred revenue                                                                       (15)                 14
                                                                                       -------             -------
  Net cash used in operating activities                                                 (4,120)             (2,046)
                                                                                       -------             -------
Cash flows from investing activities:
  Capital expenditures                                                                  (2,997)               (234)
  Purchase of short-term investment                                                    (31,551)                 --
  Rent paid in advance                                                                    (500)                 --
  Security deposit                                                                      (1,697)                 --
  Capitalization of software development costs                                          (1,589)                 --
  Acquisition of business                                                                 (883)                 --
                                                                                       -------             --------
  Net cash used in investing activities                                                (39,217)               (234)
                                                                                       -------             --------
Net cash provided by financing activities:
    Proceeds from issuance of common stock                                                  34                  11
                                                                                       -------             --------
Net decrease in cash and cash equivalents                                              (43,303)             (2,269)
Cash and cash equivalents, beginning of period                                          44,720               4,181
                                                                                       -------             -------
Cash and cash equivalents, end of period                                               $ 1,417             $  1,912
                                                                                       -------             --------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                               $    13             $      2
                                                                                       =======             ========
Non-cash financing activities:
  Warrants issued                                                                      $ 1,529             $     --
                                                                                       =======             ========
  Notes payable in partial payment for business acquisition                            $ 1,000             $     --
                                                                                       =======             ========

     See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2000. These condensed consolidated financial statements and the notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999.

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

(b)  Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(c)  Comprehensive Income (Loss)

     Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders. Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. The items of other comprehensive income (loss) which the Company currently reports are primarily unrealized loss on short-term investments. The Company has no material components of other comprehensive income (loss) for the three months ended March 31, 2000 and 1999.

(d)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but it should not be applied retroactively to financial statements of prior periods. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

(e)  Software Development Costs

     The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $1,589,000 as of March 31, 2000.

     Amortization of capitalized software development costs is being computed based on the straight-lined method over the economic life of the product (generally two years).

Note 3.  Initial Public Offering and Reverse Stock Split

  On October 25, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares at a price of $9.00 per share; proceeds net of direct issuance costs amounted to $37,232,000. On the IPO date, the Company effected a 1-for-
2.4 reverse stock split of its common stock. The accompanying financial statements have been retroactively restated to give effect to the 1-for-2.4 reverse stock split.

Note 4.  Stock-Based Compensation

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

  The amortization of deferred stock compensation relates to the following items in the accompanying statements of operations (in thousands):

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                         2000        1999
                                                        ------      ------
Cost of revenue                                          $ 30        $ 23
Research and development                                  113          86
Sales and marketing                                       164         124
General and administrative                                 27          20
                                                        ------      ------
            Total                                        $334        $253
                                                        ======      ======

Note 5.  Net Loss Per Share

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


                                                                                As of March 31,       As of December
                                                                                     2000                31, 1999
                                                                                -------------         --------------
Shares issuable under stock options................................                 4,200                3,966
Shares of restricted stock subject to repurchase...................                    69                  925
Shares issuable pursuant to warrants to purchase common stock......                   100                   --

The weighted-average exercise price of stock options was $10.60 per share for three month ended March 31, 2000. The weighted-average purchase price of restricted stock was $1.90 per share for three month ended March 31, 2000.

Note 6.  Business Acquisition

  On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, including the purchase of all outstanding shares of the acquired company which, plus acquisition costs, resulted in a total purchase price of $2 million. the company paid $1 million in cash on the effective date of the acquisition and issued notes payables of $1 million at 6 percent interest per annum (due no later than one year following the anniversary of the acquisition date). A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition. The balance of $1.9 million was recorded as goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is 5 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The operating results of the acquired company have been included in the accompanying condensed consolidated financial statements from the date of the acquisition.

Note 7.  Segment Information

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

  The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: Enterprise information portal systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "risks factors" and elsewhere in this quarterly report and in our other documents filed by the Company with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 25, 1999.

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

  Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe it is important to have an international presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. We use distributors in the Netherlands, Germany, United Kingdom, Canada, Hong Kong, and Japan and plan to expand our distributor channel to other international markets. In January
2000, we acquired a European distributor. See Note 6 of Notes to Condensed Consolidated Financial Statments.

  We were incorporated as Infospace Inc. in California in December 1995. In January 1999, the Company changed its name to Viador, Inc. and we reincorporated in the state of Delaware. Since our inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the next two years, we introduced more sophisticated web products and a proprietary web security server product. In the first quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal Suite, which integrated our prior product offerings. In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal, a product and services offering that will allow personalized communication and information exchange between businesses.

  We derive our revenue from the sale of software product licenses and from professional consulting, training, maintenance and support services. In December 1997, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. We recognize product license revenue when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. The entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, because the Company does not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in such arrangements. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM and VAR arrangements in which the Company earns a royalty based on a specified percentage of OEM and VAR sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable prepaid royalty fees received by the Company from OEM and VAR customers are deferred and recognized as the end user sales are reported to the Company by the OEM or VAR, unless the Company has an arrangement to maintain the compatibility of its software products with the software products or platforms of the OEM or VAR. In that case, due to the Company's software compatibility obligation, the prepaid royalty fees are recognized as the end user sales are reported to the Company by the OEM or VAR but limited to no more than the fee that would be recognizable on a cumulative basis if the entire fee was being recognized ratably over the term of the arrangement.

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

  Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of March 31, 2000, had an accumulated deficit of approximately $28.2 million. We anticipate that our operating expenses will increase in future quarters commensurate to or greater than any revenue increases as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

  We had 187 full-time employees as of March 31, 2000, up from 152 as of December 31, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to identify, attract and retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                                   Three months ended
                                                                       March 31,
                                                                 ---------------------
                                                                2000               1999
                                                                ----               ----
Revenue:
 License...........................................              79%               71%
 Service...........................................              21%               29%
                                                               -----------------------
      Total revenue.................................            100%              100%
                                                               -----             -----
Cost of revenue....................................             (30%)             (29%)
                                                               -----             -----
Gross profit.......................................              70%               71%
                                                               -----             -----
Operating expenses:
 Sales and marketing...............................            (118%)            (160%)
 Research and development..........................             (25%)             (67%)
 General and administrative........................             (27%)             (25%)
 Amortization of stock-based compensation..........              (6%)             (21%)
                                                               -----             -----
     Total operating expenses......................            (176%)            (273%)
                                                               -----             -----
Operating loss.....................................            (106%)            (202%)
Interest income, net...............................               8%                3%
                                                               -----             -----
Net loss...........................................             (98%)             (199%)
                                                               =======================

Revenue

  Revenue increased by 333% to approximately $5.3 million for the three months ended March 31, 2000 from approximately $1.2 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, license revenues and service revenues accounted for 79% and 21% of total revenues, respectively. The increases in revenue were due to an increase in the number of new customers and increased usage by existing customers and were generated by an increase in sales personnel.

  License revenue increased by 384% to approximately $4.2 million for the three months ended March 31, 2000 from approximately $866,000 for the three months ended March 31, 1999. The increases in license revenue were due to the addition of new customers, in both domestic and international markets, and the introduction of new software products for three months ended March 31, 2000, compared to the corresponding quarter in 1999.

  Service revenue increased by 211% to approximately $1.1 million for the three months ended March 31, 2000 from approximately $362,000 for the three months ended March 31, 1999. The increases in service revenue primarily resulted from an increase in consulting services provided in connection with an increased customer base.

Cost of revenue

  Our cost of revenue includes salaries and related expenses for our customer maintenance and support, professional consulting and implementation and training services organizations and costs of contracting with third parties to provide consulting services to customers. Our cost of revenue also includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, and depreciation expenses. The cost of license revenue has not been significant to date.

  Cost of revenue increased by 358% to approximately $1.6 million for the three months ended March 31, 2000 from approximately $353,000 for the three months ended March 31, 1999. Cost of revenue increased to 30% of revenue for the three months March 31, 2000 from 29% for the three months ended March 31, 1999. The increase resulted primarily from the increase in labor force in the service area. We anticipate that our cost of revenue will grow in future periods in order to accommodate planned increases in the number of customers and greater utilization of our products by existing customers and for amortization of capitalized software development costs.

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

  Sales and Marketing

  Sales and marketing expenses increased by 218% to approximately $6.3 million for the three months ended March 31, 2000 from approximately $2.0 million for the three months ended March 31, 1999. The increases were primarily due to increased staffing, sales commissions, trade show events and increased investment in international costs.

  Research and Development

  Research and development expenses increased by 59% to approximately $1.3 million for the three months ended March 31, 2000 from approximately $820,000 for the three months ended March 31, 1999. The increases in research and development expenses were principally due to the increased number of engineers, the launching of new products and the establishment of quality assurance programs. We believe that our research and development is critical to our future success and we anticipate that research and development expenses will grow in future periods.

  General and Administrative

  General and administrative expenses increased by 376% to approximately $1.5 million for the three months ended March 31, 2000 from approximately $305,000 for the three months ended March 31, 1999. The increases are primarily due to an increase in staffing and professional services for legal and accounting reflecting increased business activity and support requirements.

  Amortization of Stock-based Compensation

  Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued at less than the fair market value at the date of grant. During the three months ended March 31, 2000, amortization of deferred stock compensation totaled approximately $334,000.

Interest Income, Net

  Interest income, net, increased to approximately $435,000 for the three months ended March 31, 2000 from approximately $35,000 for the three months ended March 31,1999. Increase was due to investment of proceeds from our initial public offering for the three month period ended March 31, 2000.

Provisions of Income Taxes

  Because Viador has not generated any taxable income, Viador has provided no income tax provision for the three months periods ended March 31, 2000 and 1999.

Net Loss

  For the three months ended March 31, 2000 and 1999, net loss was $(5.2) million, $(2.4) million, respectively or (98)% and (199)% of total revenues.

Liquidity and Capital Resources

  From our inception, we have financed our operations primarily through an initial public offering in which we raised money and private equity placements totaling approximately $63.8 million. As of March 31, 2000, we had an accumulated deficit of approximately $28.2 million and cash, cash equivalents and short-term investments of approximately $33.0 million.

  Net cash used in operating activities for the three months ended March 31, 2000 was approximately $4.1 million and resulted primarily from a net loss and other negative changes in working capital. Net cash used in investing activities for the three months ended March 31, 2000 was approximately $39.2 million and resulted from capital expenditures, purchase of short-term investments, capitalization of software development costs, security deposit and acquisition of business. Net cash provided by financing activities for the three months ended March 31, 2000 was approximately $34,000 and resulted primarily from the issuance of common stock.

  As of March 31, 2000, Viador's principal source of liquidity was $33.0 million in cash, cash equivalents, and short-term investments, representing a $11.8 million decrease from the December 31, 1999 balance of $44.7 million.

Viador's cash, cash equivalents and short-term investments are managed to be available for working capital, strategic investment opportunities, or other potential cash needs in the future. Viador had $1 million notes payable as of March 31, 2000, which was issued in connection with its acquisition of a European distribution. See Note 6 of Notes to Condensed Consolidated Financial Statements. Deferred revenue primarily consists of the unrecognized portion of license and service revenues received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $5 million as of March 31, 2000 and as of December 31, 1999.

  Viador's principal commitments as of March 31, 2000 consisted of obligations under noncancelable operating leases for monthly rent. Viador has $2.5 million line of credit with a commercial bank for the purpose of financing working capital requirements and equipment purchases. As of March 31, 2000, no amount was outstanding thereunder. The loan contains certain standard covenants, is based on a percentage of qualified outstanding accounts receivables and is secured by a security interest in all of our intellectual property. Interest on borrowing thereunder accrues at the rate of 1% over the bank rate, as announced by the bank from time to time, for the line of credit and 1.25% over the bank rate, as announced by the bank from time to time, for the equipment loan.

  We believe that our existing cash, cash equivalents, short-term investments and funds available under our existing credit facility will be sufficient to fund our working capital and capital expenditures for at least 12 months. The execution of our business plan will require substantial additional capital to fund our operating losses, sales and marketing expenses, capital expenditures, lease payments and working capital requirements thereafter. We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We have negotiated a lease for a new headquarters facility, which will provide space for future growth. The monthly lease expense is significantly higher than our previous monthly lease expense. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements, including:

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

Year 2000 Disclosure

  Since entering the year 2000, the Company has not experienced any major year 2000-related disruption in the operation of its systems. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that day. The Company will continue to monitor its operations and systems over the next couple of months but does not expect to encounter any significant impacts to its business due to year 2000 exposures. The Company has incurred no costs to date associated with year 2000 remediation efforts and expects to incur only minimal expenses going forward. See "Risk Factors That May Affect Future Results --- Risks Related to Viador --- We are at risk for Year 2000 issues" on page 20.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                            Risks Related to Viador

We cannot predict whether we will be successful because we have a short operating and sales history.

  We were founded in 1995, and began offering software products in the third quarter of 1996. Our primary product, the Viador E-Portal Suite, was first shipped in the first quarter of 1999. We introduced the Business-to-

Business E-Portal in the fourth quarter of 1999. The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate us and our prospects.

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

Our business currently depends on revenue related to the Viador E-
Portal Suite, and it is uncertain whether the market will increasingly accept this product.

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

  Our services consist of maintenance, support, consulting and implementation. Service revenue represented 21% and 29% of total revenue for the three months ended March 31, 2000 and 1999, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. Our ability to increase our service revenue will depend in large part on our ability to increase sales of the Viador E-Portal Suite and B2B E-Portal and to increase the size of our service organization, including our ability to recruit and train a sufficient number of qualified service representatives. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

We have a history of losses and may not be able to achieve profitability in the future.

  Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of March 31, 2000, we had an accumulated net deficit of approximately $28.2 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability.

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

  Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. For example, there were two customers whose revenues exceeded 10% of our total revenue for each of the quarters ended December 31, 1999, September 30, 1999 and March 31, 1999. Another customer accounted for 18% of recognized revenue for the quarter ended June 30, 1999. No customer accounted for more than 10% of quarterly recognized revenue for the quarter ended March 31, 2000. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

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

  During 1999, 1998 and 1997, and for the three months ended March 31, 2000 we derived 6%, 12% and 14% and 17%, respectively, of our total revenue from sales outside the United States. During the past three years, we have derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

  We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. To the extent we are unable to favorably renew our distribution agreement or make alternative arrangements, we may have decreased revenue in Japan. We also face country-specific risks in Europe and Asia Pacific region (the region), such as fluctuation in currency, general economic conditions in Japan and regulatory uncertainties associated with being a foreign company doing business in the region.

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

  In addition, we license various Java-related software from Sun Microsystems, which is the core technology upon which our products are based. In the event that Sun Microsystems were to discontinue or significantly alter its Java product, it would impair our ability to provide product upgrades and develop new products.

We will need significant additional funds, which we may be unable to obtain on terms acceptable to us or at all.

  The expansion and development of our business will require significant capital to fund our operating losses, working capital needs and capital expenditures. During the next twelve months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

  We are in the process of hiring a number of financial and accounting personnel. Once hired, these people will need time to familiarize themselves with Viador and our accounting and sales practices. In addition, we anticipate switching from our current accounting software to a more sophisticated accounting and financial information software system in the near future. In addition, we have grown from 61 employees at December 31, 1997 to 85 employees at December 31,1998 to 152 employees at December 31, 1999 to 187 employees at March 31, 2000 and we expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects.

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

  We are highly dependent on certain members of our management and engineering staff, including, without limitation, our Chief Executive Officer, our Executive Vice President and General Manager, our Chief Technology Officer, our Vice President of Worldwide Marketing, our Vice President of International Business Development, and our Chief Financial Officer. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

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

We are at risk for Year 2000 issues.

  We have not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident in the future and have a material adverse effect on our business and operations. See
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Year 2000 Disclosure" beginning on page 12.

If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

  We have strategic relationships with IBM, Mitsui, Infoseek, Broden, Deloitte consulting and others. Our strategic relationship with IBM provides us with marketing assistance. Our strategic relationship with Mitsui provides us with distribution, marketing and sales assistance in Japan. Our strategic relationship with Infoseek provides us access to technology and joint marketing. Although our strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own businesses. There is a risk that these parties may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent and short-term investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of March 31, 2000, our cash and short-term investments had a weighted average interest rate of 6.1%. The fair value of our cash and short-term investments approximates the book value as of March 31, 2000 and December 31, 1999 of $33.0 million, and $44.7 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Impact of Foreign Currency Rate Change

     We develop products in the United States and market our products in North America, Europe and Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We acquired a distributor in Switzerland in January 2000 and are exposed to foreign exchange movement of the Swiss Franc. As the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure.
Therefore, no quantitative tabular disclosures are required. We also have limited exposure to risk of changes in foreign currency exchange rates. Consequently, our financial position and results of operations would not be materially impacted by a 10% change in exchange rates.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a) Modification to Instruments Defining the Rights of Common
Stockholders.

          None

          (b) Material Limitations or Qualifications on Rights of Common Stockholders Resulting from the Issuance or Modification of Other Securities.

          None

          (c) Information Required by Item 701 of Regulation S-K.

              1. On January 6, 2000, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $45.00 per share to Affiliated Computer Services, Inc. We received no cash consideration for the warrant.

              2. On January 31, 2000, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $17.875 per share to Alza Corporation in connection with the execution of a sublease. We received no cash consideration for the warrant.

          (d) Use of Proceeds. Paragraph references herein refer to the respective paragraphs of Item 701(f) of Regulation S-K.

              (4) Information regarding the offering.

                  (v)    Amount of expenses incurred for the Company's account:

                      .  underwriting discount:  $2,898,000
                      .  other expenses:  estimated at approximated $1,270,000
                      .  total expenses:  estimated at approximately $4,168,000

                         (B) All of such total expenses were payments to others (i.e., not to directors, officers and 10% stockholders of the Company).

                  (vi)   Net proceeds:   $37,232,000

                  (vii)  Estimated amount of net proceeds used for:
                         . construction of plant, building and facilities: $ 0
                         . purchase and installation of machinery and equipment:
                           $ 3,000,000
                         . purchases of real estate:           $0
                         . acquisition of other businesses:    $1,000,000
                         . repayment of indebtedness:          $0

                         . working capital:  $1,732,000
                         . short-term investments including certificates of
                           deposit, corporate bonds, federal $31,500,000 bonds, money market funds and commercial paper:
                         . Total: $37,232,000

                         (A) On March 2, 2000 Steven C. Dille, our Vice President of Worldwide Marketing, exercised some of his stock options and delivered to us a full-recource secured promissory note in the principal amount of $7,875 for the purchase of such shares. We incorporate by reference the information relating to compensation paid to our directors and executives officers, contained in our proxy statement which is Annex A to our Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on May 1, 2000.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits.

            *3.1   Form of Amended and Restated Certificate of Incorporation
            *3.2   Form of Amended and Restated Bylaws
            *4.1   Reference is made to Exhibit 3.1
            *4.2   Reference is made to Exhibit 3.2
            *4.3   Specimen Common Stock certificate
            *4.4   Amended and Restated Investors' Rights Agreement, among the
                   Registrant and the parties listed on Schedule A thereto,
                   dated May 21, 1999
           *10.1   Form of Amended and Restated 1997 Stock Option and Incentive
                   Plan
           *10.2   Form of 1999 Stock Incentive Plan
           *10.3   Form of 1999 Employee Stock Purchase Plan
           *10.4   Form of Indemnification Agreement for Officers and Directors
           *10.5   Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of
                   December 16, 1997 and related office leases
           *10.6   Collateral Assignment, Patent Mortgage and Security
                   Agreement, by and between the Registrant and Comerica Bank--
                   California, dated March 4, 1997
           *10.7   Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank--California, dated March 17,
                   1999
           *10.8   SpaceSQL Version 4.0 License Agreement by and between the
                   Registrant and IBM Corporation, dated September 18, 1998
           *10.9   Software Marketing and Distributorship Agreement by and
                   between the Registrant and Mitsui & Co. Ltd, dated June 26,
                   1997
          *10.10   Variable Rate Single Payment Note by and between the
                   Registrant and Comerica Bank-- California, dated June 29,
                   1999
         **10.11   Alza Corporation Sublease to Viador Inc., by and between the
                   Registrant and Alza Corporation, dated January 31, 2000
         **10.12   Stock Purchase Agreement, by and among Messrs. Andreas
                   Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim
                   Moser and the Registrant, dated January 20, 2000
            27.1   Financial Data Schedule
--------------------------------------------------------------------------------
         * Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
         ** Incorporated by reference to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

        (b) Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2000          VIADOR INC.
                             (Registrant)



Date: May 15, 2000          By: /s/ Stan X. Wang
                                 ---------------------
                                 Stan X. Wang, Chief Executive Officer,
                                 President, and Chairman of the Board of
                                 Directors (Principal Executive Officer)

Date: May 15, 2000          By: /s/ Raja H. Venkatesh
                                 ---------------------
                                 Raja H. Venkatesh, Vice President, Chief
                                 Financial Officer and Secretary (Principal
                                 Financial Officer and Principal Accounting
                                 Officer)

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   *3.1         Form of Amended and Restated Certificate of Incorporation
   *3.2         Form of Amended and Restated Bylaws
   *4.1         Reference is made to Exhibit 3.1
   *4.2         Reference is made to Exhibit 3.2
   *4.3         Specimen Common Stock certificate
   *4.4         Amended and Restated Investors' Rights Agreement, among the
                Registrant and the parties listed on Schedule A thereto, dated
                May 21, 1999
  *10.1         Form of Amended and Restated 1997 Stock Option and Incentive
                Plan
  *10.2         Form of 1999 Stock Incentive Plan
  *10.3         Form of 1999 Employee Stock Purchase Plan
  *10.4         Form of Indemnification Agreement for Officers and Directors
  *10.5         Assignment of Lease, by and between the Registrant and Valley of
                California, Inc., and Consent to Assignment, dated as of
                December 16, 1997 and related office leases
  *10.6         Collateral Assignment, Patent Mortgage and Security Agreement,
                by and between the Registrant and Comerica Bank--California, dated March 4, 1997
  *10.7         Revolving Credit Loan and Security Agreement, by and between the
                Registrant and Comerica Bank--California, dated March 17, 1999
  *10.8         SpaceSQL Version 4.0 License Agreement by and between the
                Registrant and IBM Corporation, dated September 18, 1998
  *10.9         Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
 *10.10         Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999
**10.11         Alza Corporation Sublease to Viador Inc., by and between the
                Registrant and Alza Corporation, dated January 31, 2000
**10.12         Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
                David Keat, Charles Fraefel, Chula de Silva and Tim
                Moser and the Registrant, dated January 20, 2000
   27.1         Financial Data Schedule
--------------------------------------------------------------------------------

         * Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
         ** Incorporated by reference to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.


     (b)    Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.