Form 10-Q
period 2000-06-30
VIADOR INC
filed 2000-08-14
CIK 1089026

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

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

              Yes [X]   No [ ]

As of August 4, 2000, there were 17,805,821 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

                                  VIADOR INC.

                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 2000


                               TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------
 PART I.                             Financial Information

  Item 1      Unaudited Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
              and December  31, 1999................................................     3

              Condensed Consolidated Statements of Operations
              for the three and six months ended June 30, 2000 and 1999.............     4

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 2000 and 1999.......................     5

              Notes to Condensed Consolidated Financial Statements..................     6

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................    11

  Item 3      Quantitative and Qualitative Disclosures About Market Risk............    26

PART II.      Other Information

  Item 2      Changes in Securities and Use of Proceeds.............................    27

  Item 4      Submission of Matters to a Vote of Security Holders...................    28

  Item 6      Exhibits and Reports on Form 8-K......................................    28

Signatures..........................................................................    30

PART I:  FINANCIAL INFORMATION

ITEM I.  Condensed Consolidated Financial Statements

                                  VIADOR INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value)
                                   Unaudited

                                                                    June 30, 2000               December 31, 1999
                                                             --------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                       $              4,253         $                44,720
 Short-term investment                                                         22,076                             ---
 Accounts receivable, net of allowance of $856 and $208,                        9,140                           5,435
  respectively
 Other current assets                                                           3,076                             320
                                                             ------------------------         -----------------------
   Total current assets                                                        38,545                          50,475

Property and equipment, net                                                     4,827                           1,413
Capitalized software development costs, net                                     2,495                             ---
Goodwill and other intangibles, net                                             1,918                             ---
Other assets                                                                    2,253                             290
                                                             ------------------------         -----------------------
   Total assets                                                  $             50,038         $                52,178
                                                             ========================         =======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                $              2,629         $                   942
 Accrued liabilities                                                            4,168                           2,258
 Accrued vacation                                                                 580                             548
 Notes payable                                                                  3,000                             ---
 Deferred revenue                                                               3,951                           4,972
                                                             ------------------------         -----------------------
   Total liabilities                                                           14,328                           8,720

Stockholders' equity:
 Common stock, $0.001 par value: 100,000,000 shares                                18                              17
  authorized as of June 30, 2000 and December 31, 1999;
  17,662,247 and 16,559,238 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively.
 Additional paid-in capital                                                    71,270                          68,255
 Deferred stock-based compensation                                             (1,258)                         (1,796)
 Treasury stock                                                                   (34)                            (34)
 Notes receivable from stockholders                                              (529)                            ---
 Accumulated deficit                                                          (33,739)                        (22,984)
 Accumulated other comprehensive loss                                             (18)                            ---
                                                             ------------------------         -----------------------
   Total stockholders' equity                                                  35,710                          43,458
                                                             ------------------------         -----------------------
       Total liabilities and stockholders' equity                $             50,038         $                52,178
                                                             ========================         =======================

    See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    -------------------------
                                                              2000           1999           2000          1999
                                                         ------------    -----------    -----------    ----------
Revenue:
  License.............................................        $ 5,382        $ 1,265       $  9,575       $ 2,131
  Service.............................................          2,063            797          3,188         1,159
                                                         ------------    -----------    -----------    ----------
     Total revenue....................................          7,445          2,062         12,763         3,290

Cost of revenue:                                                2,329            521          3,946           874
  Gross profit                                                  5,116          1,541          8,817         2,416
                                                         ------------    -----------    -----------    ----------
Operating Expenses:
  Sales and marketing.................................          7,191          2,429         13,447         4,397
  Research and development............................          2,053          1,051          3,359         1,871
  General and administrative..........................          1,401            691          2,786           996
  Amortization of deferred stock-based compensation...            278            276            612           529
  Amortization of goodwill............................            146             --            213            --
                                                         ------------    -----------    -----------    ----------
     Total operating expenses.........................         11,069          4,447         20,417         7,793

  Operating loss......................................         (5,953)        (2,906)       (11,600)       (5,377)

Interest income, net..................................            410             81            845           116
                                                         ------------    -----------    -----------    ----------
  Net loss............................................        $(5,543)       $(2,825)      $(10,755)      $(5,261)
                                                         ============    ===========    ===========    ==========
Basic and diluted net loss per share..................        $ (0.32)       $ (0.66)       $ (0.62)      $ (1.28)
                                                         ============    ===========    ===========    ==========
Shares used in computing basic and diluted net
loss per share........................................         17,373          4,272         17,210         4,126
                                                         ============    ===========    ===========    ==========

    See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   Unaudited

                                                                                  Six Months Ended June 30,
                                                                        -----------------------------------------------
                                                                                2000                        1999
                                                                        -------------------          ------------------
Cash flows from operating activities:
  Net loss                                                              $           (10,755)         $           (5,261)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     1,076                         248
    Amortization of goodwill                                                            213                          --
    Amortization of deferred stock-based compensation                                   612                         529
    Warrants issued for services performed                                               --                          37
    Issuance of options to non-employees                                                 28                          35

  Changes in operating assets and liabilities:
    Accounts receivable                                                              (3,826)                       (681)
    Other current assets                                                             (1,055)                       (585)
    Other assets                                                                        117                          --
    Accounts payable, accrued liabilities and accrued vacation                        3,496                       1,358
    Deferred revenue                                                                 (1,021)                        413
                                                                        -------------------          ------------------
  Net cash used in operating activities                                             (11,115)                     (3,907)
Cash flows from investing activities:
  Capital expenditures                                                               (4,340)                       (588)
  Net sales (purchase) of short-term investments                                    (22,090)                         --
  Rent paid in advance                                                                 (500)                         --
  Security deposit                                                                   (1,697)                         --
  Capitalization of software development costs                                       (2,694)                         --
  Cash paid in acquisition of business                                                 (883)                         --
                                                                        -------------------          ------------------
  Net cash used in investing activities                                             (32,204)                       (588)
Cash flows from financing activities
  Proceeds from issuance of common stock                                                856                          30
  Proceeds from issuance of preferred stock, net                                         --                      14,543
  Proceeds from bank line of credit                                                   2,000                          --
                                                                        -------------------          ------------------
  Net cash provided by financing activities                                           2,856                      14,573
Net effect of exchange rate on cash                                                      (4)                         --
                                                                        -------------------          ------------------
Net increase (decrease) in cash and cash equivalents                                (40,467)                     10,078
Cash and cash equivalents, beginning of period                                       44,720                       4,181
                                                                        -------------------          ------------------
Cash and cash equivalents, end of period                                $             4,253          $           14,259
                                                                        ===================          ==================
Supplemental disclosures of cash flow information:
  Interest paid                                                         $                28          $               --
                                                                        ===================          ==================
  Other non-cash activities:                                            $                --          $               --
                                                                        ===================          ==================
     Warrants issued for services                                       $             1,529          $               --
                                                                        ===================          ==================
     Notes payable in partial payment for business acquisition          $             1,000          $               --
                                                                        ===================          ==================
     Deferred stock-based compensation                                  $                --          $            1,410
                                                                        ===================          ==================
     Notes receivable for options exercised                             $               529          $               --
                                                                        ===================          ==================

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

 (b) Revenue Recognition

  The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements.

  The Company licenses its products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Undelivered Software license revenue is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless the Company has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangement that require the Company to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable royalty fees received by the Company from OEM customers are recognized as long as all other conditions of SOP 97-2, as amended, have been satisfied.

  Professional services revenue consist of fees for services including integration of software, application development, training and software installation. The Company bills professional services fees on a time and materials basis or on a fixed-price schedule. The Company recognizes professional service fees as the services are performed. Our customers typically purchase maintenance agreements annually, and we price maintenance based on a percentage of the product license fee. The Company recognizes revenue from maintenance and support agreements ratably over the term of the agreements which is typically one year.

  Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, costs of contracting with third parties contracted to provide consulting services to customers. Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, communications and depreciation expenses. Costs of license revenue have not been significant to date.

 (c)  Stock-Based Compensation

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.
As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

 (d)  Comprehensive Income (Loss)

  In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income (loss) and its components (revenue, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income (loss) in a financial statement and display of other comprehensive income (loss) separately from retained earnings and additional paid-in capital. Other comprehensive loss includes primarily foreign translation adjustments and unrealized gains (losses) on investments.

  The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2000 were as follows:

                                                            Three Months       Six Months
                                                            Ended June 30,   Ended June 30,
                                                                2000              2000
                                                              -------           --------
Net loss                                                      $(5,543)          $(10,755)
Other comprehensive loss:
     Unrealized gains (losses) of investments, net of tax           1                (14)
     Foreign currency translation adjustments                      (4)                (4)
                                                              -------           --------
Total other comprehensive loss                                     (3)               (18)
Total comprehensive loss                                      $(5,546)          $(10,773)
                                                              =======           ========

There was no other comprehensive income (loss) in fiscal 1999.

 (e)  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

 (f)  Software Development Costs

  The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a working model approach in determining technological feasibility. Capitalized software development costs amounted to approximately $2,694,000 for the six months ended June 30, 2000. There were no capitalized software costs in fiscal 1999. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. The Company recorded amortization of $198,600 for the three and six months ended June 30, 2000, in cost of revenue.

 (g) Impairment of Long-Lived Assets

  The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or fair value less costs to sell.

  The carrying value of goodwill is reviewed for recoverability based on the undiscounted cash flows of business acquired over the remaining amortization period. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The operating results of the acquired company have been included in the accompanying condensed consolidated financial statements from the date of the acquisition.

 (h) Short-Term Investment

  Short-term investments are classified as available for sale and stated at fair value with unrealized gains and losses included in stockholders' equity. Realized gain and losses are included as interest income, net, in the accompanying condensed consolidated statements of operations.

Note 3.  Initial Public Offering and Reverse Stock Split

  On October 29, 1999, the Company completed an initial public offering (IPO) of 4,600,000 shares at a price of $9.00 per share; proceeds net of direct issuance costs amounted to $37,232,000. On October 25, 1999, the Company effected a 1-for-2.4 reverse stock split of its common stock. The accompanying financial statements have been retroactively restated to give effect to the 1-for-2.4 reverse stock split.

Note 4.  Stock-Based Compensation

  The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date, except for stock options granted and restricted stock sold from September 1998 through June 1999. With respect to the stock options granted and restricted stock sold from September 1998 to June 1999, the Company recorded deferred stock compensation of $3,496,000 for the deemed difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally 48 months.

  The amortization of deferred stock compensation, combined with expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations (in thousands):

                                                                               Six Months Ended June 30,
                                                                                2000                1999
                                                                           --------------       ------------
Cost of revenue                                                                    $  61               $  79
Research and development                                                             116                 143
Sales and marketing                                                                  422                 296
General and administrative                                                            13                  11
                                                                           -------------        ------------
          Total deferred stock-compensation                                        $ 612               $ 529
General and administrative - stock options granted to
  non-employees                                                                       28                  35
                                                                           -------------        ------------
                             Total                                                 $ 640               $ 564
                                                                           =============        ============

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

                                                                      As of June 30,        As of December 31,
                                                                           2000                    1999
                                                                      --------------        ------------------
Shares issuable under stock options.............................               4,733                   3,966
Shares of restricted stock subject to repurchase................                 146                     925
Shares issuable pursuant to warrants to purchase common stock...                 100                      --

The weighted-average exercise price of stock options was $12.89 per share for three months ended June 30, 2000. The weighted-average purchase price of restricted stock was $3.33 per share for three months ended June 30, 2000. The weighted average exercise price of warrants was $31.44 per share for the three months ended June 30, 2000.

Note 6.  Business Acquisition

  On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of the acquired company which, including acquisition costs, resulted in a total purchase price of $2 million. The Company paid $1 million in cash on the effective date of the acquisition and issued notes payable of $1 million at 6 percent interest per annum (due no later than one year following the anniversary of the acquisition date). A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. The balance of approximately $2 million was recorded as goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is 5 years.

In connection with the Switzerland acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):

Current Assets...................    $    179,000
Goodwill.........................       2,098,000
Current Liabilities..............        (277,000)
                                     ------------
        Total Purchase Price.....    $  2,000,000
                                     ============

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

  The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type and geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: Enterprise information portal systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "risks factors" and elsewhere in this quarterly report and in our other documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 25, 1999.

Overview

  We develop and market internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E, use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal Suite offers a comprehensive and integrated enterprise information portal that is specifically designed for the web and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

  Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe it is important to have an international presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We also conduct business internationally through a variety of distribution and service partners. We use distributors in the Netherlands, Germany, United Kingdom, Canada, Hong Kong, and Japan and plan to expand our distributor channel to other international markets. We acquired a distributor in Switzerland in January 2000.

  We were incorporated as Infospace Inc. in California in December 1995. In January 1999, we changed our name to Viador Inc. and we subsequently reincorporated in the state of Delaware. Since our inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the last two years, we introduced more sophisticated web products and a proprietary web security server product. In the first quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal Suite, which integrated our prior product offerings. In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal, a product and services offering that will allow personalized communication and information exchange between businesses.

  We derive our revenue from the sale of software product licenses and from professional consulting, training, maintenance and support services. In December 1997, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value of the elements. We recognize product license revenue when persuasive collectibility evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable,collectibility of the fee is probable and vendor specific objective evidence for all undelivered elements has been established. The entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, because we do not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the specified additional upgrade in such arrangements. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method. Contract software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM and VAR arrangements in which we earn a royalty based on a specified percentage of OEM and VAR sales to end users incorporating our software is recognized upon delivery by the OEM or VAR to the end user. Nonrefundable prepaid royalty fees received by us from OEM and VAR customers are deferred and recognized as the end user sales are reported to us by the OEM or VAR, unless we have an arrangement to maintain the compatibility of our software products with the software products or platforms of the OEM or VAR. In that case, due to our software compatibility obligation, the prepaid royalty fees are recognized as the end user sales are reported to us by the OEM or VAR but limited to no more than the fee that would be recognizable on a cumulative basis if the entire fee was being recognized ratably over the term of the arrangement.

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

  Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of June 30, 2000, had an accumulated deficit of approximately $33.7 million. We anticipate that our operating expenses will increase in future quarters commensurate to or greater than any revenue increases as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

  We had 242 full-time employees at June 30, 2000, up from 187 at March 31, 2000 and from 152 at December 31, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to identify, attract and retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                    -------------------------    ----------------------
                                       2000           1999          2000         1999
                                    ----------    -----------    ---------    ---------
Revenue:
 License..........................          72%            61%          75%          65%
 Service..........................          28%            39%          25%          35%
                                    ----------    -----------    ---------    ---------
     Total revenue................         100%           100%         100%         100%
                                    ----------    -----------    ---------    ---------
Cost of revenue...................          31%            25%          31%          27%
                                    ----------    -----------    ---------    ---------
Gross profit......................          69%            75%          69%          73%
                                    ----------    -----------    ---------    ---------
Operating expenses:
 Sales and marketing..............          97%           118%         105%         134%
 Research and development.........          28%            51%          26%          57%
 General and administrative.......          19%            34%          22%          30%
 Amortization of deferred
  stock-based compensation........           4%            13%           5%          16%

 Amortization of goodwill                    2%            --            2%          --
                                    ----------    -----------    ---------    ---------
     Total operating expenses.....         149%           216%         160%         237%
                                    ----------    -----------    ---------    ---------
Operating loss....................         (80%)         (141%)        (91%)       (163%)
Interest income, net..............           6%             4%           7%           4%
                                    ----------    -----------    ---------    ---------
Net loss..........................         (74%)         (137%)        (84%)       (160%)
                                    ==========    ===========    =========    =========

-------------------
Amounts may not add due to rounding

Revenue

  Total revenue increased 261% to $7.4 million for the three months ended June 30, 2000 and 288% to $12.8 million for the six months ended June 30, 2000 compared to the corresponding periods in 1999. For the three months ended June 30, 2000, license revenue and service revenue accounted for 72% and 28% of total revenue, respectively. The increases in revenue were due to an increase in the number of new customers and partners and increased usage by existing customers.

  License revenue increased 325% to approximately $5.4 million for the three months ended June 30, 2000 and 349% to $9.6 million for the six months ended June 30, 2000 compared to the corresponding periods in 1999. The increases in license revenue were due to the addition of new customers in both domestic and international markets, and the introduction of new software products in fiscal 2000.

  Service revenue increased 159% to approximately $2.1 million for the three months ended June 30, 2000 and 175% to $3.2 million for the six months ended June 30, 2000 compared to the corresponding periods in 1999. The increases in service revenue primarily resulted from an increase in consulting services provided in connection with an increased customer base.

Cost of revenue

  Our cost of revenue includes salaries and related expenses for our customer maintenance and support, professional consulting and implementation and training services organizations and costs of contracting with third parties to provide consulting services to customers. Our cost of revenue also includes amortization of capitalized software development costs, royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, and depreciation expenses.

  Cost of revenue increased 347% to approximately $2.3 million for the three months ended June 30, 2000 and 351% to $3.9 million for the six months ended June 30, 2000 compared to the corresponding periods in 1999. Cost of revenue as a percentage of total revenues was 31% and 25% for the three months ended June 30, 2000 and 1999, respectively, and 31% and 27% for the six months ended June 30, 2000 and 1999, respectively. The increase resulted primarily from the increase in personnel in the consulting area and amortization of capitalized software development costs. We anticipate that our cost of revenue will grow in future periods in order to accommodate planned increases in the number of customers and greater utilization of our products by existing customers and for amortization of capitalized software development costs.

Operating Expenses

  Our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative and amortization of deferred stock-based compensation. Although each category includes expenses that are category specific, each category includes expenses that are common to the other three, such as salaries, employee benefits, incentive compensation, bonuses, travel and entertainment costs, telephone expenses, communication expenses, rent and facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as sales commissions as well as costs related to public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent for the corporate office and depreciation expense for office furniture and equipment.

  Sales and Marketing

  Sales and marketing expenses increased 196% to approximately $7.2 million for the three months ended June 30, 2000 and 206% to $13.4 million for the six months ended June 30, 2000 compared to the corresponding periods in fiscal 1999. Sales and marketing expenses as a percentage of revenue were 97% and 118% for the three months ended June 30, 2000 and 1999, respectively, and 105% and 134% for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of revenue decreased from 1999 to 2000 because they increased at a rate less than the increase in revenue over the same periods. The increases in absolute dollars were primarily due to increased staffing, sales commissions, trade show events and increased investment in international sales and marketing costs. Also, the Company recorded less commission expense in the June quarter compared to the March quarter of approximately $1.0 million due to a change in the estimated commission rates that will be paid to sales personnel.

  Research and Development

  Research and development expenses for the three and six months ended June 30, 2000 would have been 42% and 47%, respectively, of total revenue, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 200% and 224% for the three months ended June 30, 2000 and for the six months ended June 30, 2000, respectively (95% and 80% given effects to software capitalization) as compared to the corresponding periods in fiscal 1999. The higher expense growth rate of fiscal 2000 was due to planned increases in research and development headcount in fiscal 2000. The Company capitalized $1.1 million and $0 of software development costs during the three months ended June 30, 2000 and 1999, respectively, and $2.7 million and $0 in the first six months of fiscal 2000 and 1999, respectively. Amortization of capitalized software development costs is charged to cost of revenue and totaled $198,600 and $0 for the three and six months ended June 30, 2000 and 1999, respectively. We believe that research and development expenditures are essential to maintaining our competitive position and expect these costs to continue to constitute a significant percentage of revenue.

  General and Administrative

  General and administrative expenses increased 103% to approximately $1.4 million for the three months ended June 30, 2000 and 180% to $2.8 million for the six months ended June 30, 2000 compared to the corresponding periods in fiscal 1999. General and administrative expenses as a percentage of revenue were 19% and 34% for the three months ended June 30, 2000 and 1999, respectively, and 22% and 30% for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses as a percentage of revenue decreased from 1999 to 2000 because they increased at a rate less than the increase in revenue over the same periods. The increases in absolute dollars are primarily due to an increase in staffing and professional legal and accounting services reflecting increased business activity and support requirements.

  Amortization of Deferred Stock-based Compensation

  Amortization of deferred stock-based compensation primarily consists of charges incurred for employee stock options deemed to be issued at less than the fair market value at the date of grant. Amortization of deferred stock compensation totaled approximately $278,000 and $276,000 for the three months ended June 30, 2000 and 1999, respectively, and $612,000 and $529,000 for the six months ended June 30, 2000 and 1999, respectively.

  Amortization of Goodwill

  Amortization of goodwill is provided using a straight-line method over the expected period to be benefited (5 years). Amortization of goodwill amounted to $146,000 and $0 for the three months ended June 30, 2000 and 1999, respectively, and $213,000 and $0 for the six months ended June 30, 2000 and 1999, respectively.

  Interest Income, Net

  Interest income, net, increased 406% to approximately $410,000 for the three months ended June 30, 2000 and 628% to $845,000 for the six months ended June 30, 2000 compared to the corresponding periods in 1999. The increase from 1999 to 2000 was primarily due to investment income earned on proceeds from our initial public offering.

Provisions of Income Taxes

  Viador recorded no income tax provision for the three and six months ended June 30, 2000 and 1999.

Net Loss

  Net loss was $5.5 million and $2.8 million for the three months ended June 30, 2000 and 1999, respectively, and $10.8 million and $5.3 million for the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

  From our inception, we have financed our operations primarily through an initial public offering and private equity placements totaling approximately $63.8 million. As of June 30, 2000, we had an accumulated deficit of approximately $33.7 million and cash, cash equivalents and short-term investments of approximately $26.3 million.

  Net cash used in operating activities for the six months ended June 30,2000 was approximately $11.1 million and resulted primarily from a net loss. Net cash used in investing activities for the six months ended June 30, 2000 was approximately $32.2 million and resulted primarily from capital expenditures, purchase of short-term investments and capitalization of software development costs. Net cash provided by financing activities for the six months ended June 30, 2000 was approximately $2.9 million and resulted primarily from the issuance of common stock and proceeds from a bank line of credit.

  As of June 30, 2000, Viador's principal source of liquidity was $26.3 million in cash, cash equivalents, and short-term investments, representing a $18.4 million decrease from the December 31, 1999 balance of $44.7 million. Viador's cash, cash equivalents and short-term investments are managed to be available for working capital, strategic investment opportunities, and other potential cash needs in the future.

  Deferred revenue primarily consists of the unrecognized portion of license and service revenue received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $4.0 million and $5.0 million as of June 30, 2000 and December 31, 1999, respectively.

  Viador's principal commitments as of June 30, 2000 consisted of obligations under noncancelable operating leases for monthly office rent. Viador has a $2.5 million line of credit with a commercial bank for the purpose of financing working capital requirements and equipment purchases. As of June 30, 2000, $2.0 million was outstanding under the line of credit. The line of credit agreement contains certain covenants, is based on a percentage of qualified outstanding accounts receivables and is secured by a security interest in all of our intellectual property. Interest on borrowing thereunder accrues at the rate of 1% over the bank rate, as announced by the bank from time to time, for the line of credit and 0.5% over the bank rate, as announced by the bank from time to time, for the equipment loan.

  We believe that our existing cash, cash equivalents, short-term investments, and funds available under our existing credit facility will be sufficient to fund our working capital and capital expenditures for the next twelve months. The execution of our business plan will require substantial additional capital to fund our operating losses, sales and marketing expenses, capital expenditures, lease payments and working capital requirements thereafter. We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. We have entered into a lease for our new headquarters facility, which provides space for future growth. The monthly lease expense is significantly higher than our previous monthly lease expense. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements, including:

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

Year 2000 Disclosure

  Since entering the year 2000, we have not experienced any major year 2000-related disruption in the operation of our systems. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that day. We will continue to monitor our operations and systems over the next couple of months but do not expect to encounter any significant impact to our business due to year 2000 exposures. We have incurred no costs to date associated with year 2000 remediation efforts and expects to incur only minimal expenses going forward. See "Risk Factors That May Affect Future Results Risks Related to Viador We are at risk for Year 2000 issues" on page 24.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                            Risks Related to Viador

  We cannot predict whether we will be successful because we have a short operating and sales history.

  We were founded in 1995, and began offering software products in the third quarter of 1996. Our primary product, the Viador E-Portal Suite, was first shipped in the first quarter of 1999. We introduced the Business-to-Business E-Portal in the fourth quarter of 1999. The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate us and our prospects.

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

  Our services consist of maintenance, support, consulting and implementation. Service revenue represented 28% and 39% of total revenue for the three months ended June 30, 2000 and 1999, respectively, and 25% and 35% for the six months ended June 30, 2000, and 1999, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. Our ability to increase our service revenue will depend in large part on our ability to increase sales of the Viador E-Portal Suite and B2B E-Portal and to increase the size of our service organization, including our ability to recruit and train a sufficient number of qualified service representatives. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

We have a history of losses and may not be able to achieve profitability in the future.

  Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of June 30, 2000, we had an accumulated net deficit of approximately $33.7 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability.

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

     . the size and timing of customer orders, particularly large orders, some of which may represent more than 10% of total revenue during a particular quarter;

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

  Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. For example, there were two customers whose revenues exceeded 10% of our total revenue for each of the quarters ended June 30, 2000, December 31, 1999, September 30, 1999 and March 31, 1999. Another customer accounted for 18% of recognized revenue for the quarter ended June 30, 1999. No customer accounted for more than 10% of quarterly recognized revenue for the quarter ended March 31, 2000. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

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

  Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers require or may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Furthermore, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and we may experience reduced market acceptance of our products. Our products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the internet. As a result, the reputation of our software products for providing good security is vital to their acceptance by customers. Our products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, increased insurance costs or increased service and warranty costs. To address these problems, we may need to expend significant capital resources that may not have been budgeted.

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

  We derived 6%, 12% and 14%, in fiscal 1999, 1998 and 1997, respectively, and 8% and 12% for the three months and the six months ended June 30, 2000, respectively, of our total revenue from sales outside the United States. During the past three and a half years, we have derived our international revenue primarily from sales in Canada, Europe and the Asia Pacific region. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

  We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. To the extent we are unable to favorably renew our distribution agreement or make alternative arrangements, we may have decreased revenue in Japan. We also face country-specific risks in Europe and the Asia Pacific region, such as fluctuation in currency, general economic conditions in Japan and regulatory uncertainties associated with being a foreign company doing business in the region.

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

  We license our search engine technology, which is integrated into the Viador E-Portal Suite, from Infoseek. This technology provides users of our products with the ability to search and classify information. We also license our servlet technology from Allaire Corporation. This technology provides the capability for web servers to talk to Viador's server through standards-based Java technology, and allows for robust handling of dynamic web pages which forms the core of our Portal offering. We also license software, that facilitates the retrieval of frequently changing real-time data, from On Display. This software may not continue to be available on commercially reasonable terms, or at all. Our loss of or inability to maintain either of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

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

  We have grown from 152 employees at December 31, 1999 to 187 employees at March 31, 2000 to 242 employees at June 30, 2000 and we expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects. In addition, we anticipate switching from our current accounting software to a more sophisticated accounting and financial information software system in the near future.

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

We are at risk for Year 2000 issues.

  We have not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident in the future and have a material adverse effect on our business and operations. See
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Year 2000 Disclosure" beginning on page 16.

If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

  We have strategic relationships with IBM, Mitsui, Infoseek, Business Objects, Mercator, Virtual Corporation and others. Our strategic relationship with IBM provides us with marketing assistance. Our strategic relationship with Mitsui provides us with distribution, marketing and sales assistance in Japan. Our strategic relationship with Infoseek provides us access to technology and joint marketing. We also have strategic reseller relationships with Andersen Consulting, Hyundai and others. Although our strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own businesses. There is a risk that these parties may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If our strategic relationships are discontinued, it may be more difficult for us to maintain certain features of our products or reach particular customers or markets.

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

  We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we must support an increased number of systems in the future. We currently develop our products primarily on Microsoft Windows NT.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

  Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent and short-term investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of June 30, 2000, our cash and short-term investments had a weighted average interest rate of 6.15%. The fair value of our cash and short-term investments approximates the book value as of June 30, 2000 and December 31, 1999 of $26.3 million, and $44.7 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Impact of Foreign Currency Exchange Rate Change

  We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We acquired a distributor in Switzerland in January 2000 and are exposed to foreign exchange movement of the Swiss Franc. As the majority of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We have limited exposure to risk of changes in foreign currency exchange rates. Consequently, our financial position and results of operations would not be materially impacted by a 10% change in exchange rates.

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

          None

     (b) Material Limitations or Qualifications on Rights of Common Stockholders Resulting from the Issuance or Modification of Other Securities.

          None

     (c)  Information Required by Item 701 of Regulation S-K.

          None

     (d) Use of Proceeds. Paragraph references herein refer to the respective paragraphs of Item 701(f) of Regulation S-K.

          (4)  Information regarding the offering.

               (v)   Amount of expenses incurred for the Company's account:

                     .    underwriting discount:  $2,898,000
                     .    other expenses:  $1,270,000
                     .    total expenses:  $4,168,000

                          (B) All of such total expenses were payments to others
                              (i.e., not to directors, officers and 10% stockholders of the Company).

               (vi)  Net proceeds:  $37,232,000

               (vii) Estimated amount of net proceeds used for:
                     .    construction of plant, building and facilities:  $0
                     .    purchase and installation of machinery and equipment:
                          $3,000,000
                     .    purchases of real estate:  $0
                     .    acquisition of other businesses:  $1,000,000
                     .    repayment of indebtedness:  $0
                     .    working capital:  $1,732,000
                     .    short-term investments including certificates of
                          deposit, corporate bonds, federal bonds, money market
                          funds and commercial paper: $31,500,000
                     .    Total:  $37,232,000

                    (A) Some of our executive officers exercised stock options and delivered full-recourse secured promissory notes, bearing interest at the applicable federal rate, in the aggregate principal amount of $528,764 for the purchase of such shares and the taxes associated with such option exercises.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The 2000 Annual Meeting of Stockholders of the Company was held on June 19, 2000. Virginia M. Turezyn was elected as a director, as tabulated below:

                               For       Against
                               ---       -------

  Votes. . . . . . . . . .  7,623,570     6,685
                            ---------     -----

  In addition, Dawn G. Lepore, Chong Sup Park, Stan X. Wang and Teddy Kiang will continue as directors.

  The proposal to ratify the selection of KPMG LLP as independent auditors for the Company for its fiscal year ending December 31, 2000 was approved, as tabulated below:

                               For       Against    Abstentions
                               ---       -------    -----------

  Votes. . . . . . . . . .  7,620,987     7,341        1,927
                            ---------     -----        -----

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

 (a)   Exhibits.

            *3.1  Form of Amended and Restated Certificate of Incorporation
            *3.2  Form of Amended and Restated Bylaws
            *4.1  Reference is made to Exhibit 3.1
            *4.2  Reference is made to Exhibit 3.2
            *4.3  Specimen Common Stock certificate
            *4.4  Amended and Restated Investors' Rights Agreement, among the
                  Registrant and the parties listed on Schedule A thereto, dated May 21, 1999
           *10.1  Form of Amended and Restated 1997 Stock Option and Incentive
                  Plan
           *10.2  Form of 1999 Stock Incentive Plan
           *10.3  Form of 1999 Employee Stock Purchase Plan
           *10.4  Form of Indemnification Agreement for Officers and Directors
           *10.5 Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of December 16, 1997 and related office leases

           *10.6  Collateral Assignment, Patent Mortgage and Security Agreement,
                  by and between the Registrant and Comerica Bank--California, dated March 4, 1997
           *10.7  Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank--California, dated March 17,
                  1999
           *10.8  SpaceSQL Version 4.0 License Agreement by and between the
                  Registrant and IBM Corporation, dated September 18, 1998
           *10.9  Software Marketing and Distributorship Agreement by and
                  between the Registrant and Mitsui & Co. Ltd, dated June 26,
                  1997
          *10.10  Variable Rate Single Payment Note by and between the
                  Registrant and Comerica Bank-- California, dated June 29, 1999
         **10.11  Alza Corporation Sublease to Viador Inc., by and between the
                  Registrant and Alza Corporation, dated January 31, 2000
         **10.12  Stock Purchase Agreement, by and among Messrs. Andreas
                  Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim
                  Moser and the Registrant, dated January 20, 2000
           10.13  Note Secured by Stock Pledge Agreement, by and between Raja
                  Venkatesh and the Registrant, dated April 14, 2000
           10.14  Stock Pledge Agreement, by and between Raja Venkatesh and the
                  Registrant, dated April 14, 2000
           10.15  Note Secured by Stock Pledge Agreement, by and between Raja
                  Venkatesh and the Registrant, dated May 26, 2000
           10.16  Stock Pledge Agreement, by and between Raja Venkatesh and the
                  Registrant, dated May 26, 2000
           10.17  Note Secured by Stock Pledge Agreement, by and between
                  Subramanian Ramakrishnan and the Registrant, dated May 26,
                  2000
           10.18  Stock Pledge Agreement, by and between Subramanian
                  Ramakrishnan and the Registrant, dated May 26, 2000
            27.1  Financial Data Schedule

--------------------
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

   (b)  Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000                  VIADOR INC.
                                       (Registrant)



Date: August 14, 2000                  By:  /s/ Stan X. Wang
                                           -----------------------------
                                           Stan X. Wang,
                                           Chief Executive Officer, President
                                           and Director
                                           (Principal Executive Officer)

Date: August 14, 2000                  By:  /s/ Raja H. Venkatesh
                                           -----------------------------
                                           Raja H. Venkatesh
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description
-------------  -------------------------------------
      *3.1     Form of Amended and Restated Certificate of Incorporation
      *3.2     Form of Amended and Restated Bylaws
      *4.1     Reference is made to Exhibit 3.1
      *4.2     Reference is made to Exhibit 3.2
      *4.3     Specimen Common Stock certificate
      *4.4     Amended and Restated Investors' Rights Agreement, among the
               Registrant and the  parties listed on Schedule A thereto, dated
               May 21, 1999
     *10.1     Form of Amended and Restated 1997 Stock Option and Incentive Plan
     *10.2     Form of 1999 Stock Incentive Plan
     *10.3     Form of 1999 Employee Stock Purchase Plan
     *10.4     Form of Indemnification Agreement for Officers and Directors
     *10.5     Assignment of Lease, by and between the Registrant and Valley of
               California, Inc., and Consent to Assignment, dated as of
               December 16, 1997 and related office leases
     *10.6     Collateral Assignment, Patent Mortgage and Security Agreement,
               by and between the Registrant and Comerica Bank--California, dated March 4, 1997
     *10.7     Revolving Credit Loan and Security Agreement, by and between the
               Registrant and Comerica Bank--California, dated March 17, 1999
     *10.8     SpaceSQL Version 4.0 License Agreement by and between the
               Registrant and IBM Corporation, dated September 18, 1998
     *10.9     Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
    *10.10     Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999
   **10.11     Alza Corporation Sublease to Viador Inc., by and between the
               Registrant and Alza Corporation, dated January 31, 2000
   **10.12     Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
               David Keat, Charles Fraefel, Chula de Silva and Tim Moser and
               the Registrant, dated January 20, 2000
     10.13     Note Secured by Stock Pledge Agreement, by and between Raja
               Venkatesh and the Registrant, dated April 14, 2000
     10.14     Stock Pledge Agreement, by and between Raja Venkatesh and the
               Registrant, dated April 14, 2000
     10.15     Note Secured by Stock Pledge Agreement, by and between Raja
               Venkatesh and the Registrant, dated May 26, 2000
     10.16     Stock Pledge Agreement, by and between Raja Venkatesh and the
               Registrant, dated May 26, 2000
     10.17     Note Secured by Stock Pledge Agreement, by and between
               Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
     10.18     Stock Pledge Agreement, by and between Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
      27.1     Financial Data Schedule

--------------------
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.