Form 10-Q
period 2000-09-30
VIADOR INC
filed 2000-11-14
CIK 1089026

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to


                        Commission File Number: 0-27741

                                  __________

                                  Viador Inc.
            (Exact name of Registrant as specified in its charter)

                                  __________

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

                                  __________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

                    Yes [X]   No [_]

and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]   No [_]

As of November 8, 2000, there were 18,228,730 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

                                  VIADOR INC.

                          Form 10-Q Quarterly Report
                   For the Quarter Ended September 30, 2000

                                    TABLE OF CONTENTS

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.                           Financial Information

 Item 1        Unaudited Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999.........................................................     3

               Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 2000 and 1999...............     4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2000 and 1999.........................     5

               Notes to Condensed Consolidated Financial Statements..........................     6

 Item 2        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................    10

 Item 3        Quantitative and Qualitative Disclosures About Market Risk....................    25

PART II.       Other Information

 Item 2        Changes in Securities and Use of Proceeds.....................................    25

 Item 6        Exhibits and Reports on Form 8-K..............................................    26

Signatures...................................................................................    28

PART I:    FINANCIAL INFORMATION

ITEM I.    Condensed Consolidated Financial Statements

                                  VIADOR INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except share information and par value)
                                   Unaudited

                                                                               September 30, 2000   December 31, 1999
                                                                               --------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                            $  5,917            $ 44,720
 Short-term investments                                                                 16,643                  --
 Accounts receivable, net of allowance of $1,365 and $208, respectively                  7,552               5,435
 Other current assets                                                                    3,382                 320
                                                                                      --------            --------
  Total current assets                                                                  33,494              50,475

Property and equipment, net                                                              4,970               1,413
Capitalized software development costs, net                                              2,596                  --
Goodwill and other intangibles, net                                                      1,811                  --
Other assets                                                                             1,158                 290
                                                                                      --------            --------
  Total assets                                                                        $ 44,029            $ 52,178
                                                                                      ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $  2,198            $    942
 Accrued liabilities                                                                     4,102               2,258
 Accrued vacation                                                                          979                 548
 Notes payable                                                                           3,000                  --
 Deferred revenue                                                                        4,682               4,972
                                                                                      --------            --------
  Total liabilities                                                                     14,961               8,720

Stockholders' equity:
 Common stock, $0.001 par value: 100,000,000 shares                                         19                  17
  authorized as of September 30, 2000 and December 31, 1999;
  18,079,928 and 16,559,238 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively.
 Additional paid-in capital                                                             69,945              68,255
 Deferred stock-based compensation                                                      (1,012)             (1,796)
 Treasury stock                                                                            (34)                (34)
 Notes receivable from stockholders                                                       (497)                 --
 Accumulated deficit                                                                   (39,364)            (22,984)
 Accumulated other comprehensive income                                                     11                  --
                                                                                      --------            --------
  Total stockholders' equity                                                            29,068              43,458
                                                                                      --------            --------
    Total liabilities and stockholders' equity                                        $ 44,029            $ 52,178
                                                                                      ========            ========

    See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   Unaudited

                                                                            Three Months Ended                Nine Months Ended
                                                                            ------------------                -----------------
                                                                              September 30,                      September 30,
                                                                              ------------                       ------------
                                                                          2000             1999              2000            1999
                                                                          ----             ----              ----            ----
Revenue:
 License......................................................          $ 6,398           $ 1,664          $ 15,973         $ 3,795
 Service......................................................            2,037               997             5,225           2,156
                                                                        -------           -------          --------         -------
  Total revenue...............................................            8,435             2,661            21,198           5,951

Cost of revenue                                                           2,734               837             6,680           1,711
                                                                        -------           -------          --------         -------
 Gross profit.................................................            5,701             1,824            14,518           4,240
                                                                        -------           -------          --------         -------
Operating Expenses:
 Sales and marketing..........................................            7,024             1,643            20,471           3,514
 Research and development.....................................            2,696             2,860             6,055           7,257
 General and administrative...................................            1,628               649             4,414           1,645
 Amortization of deferred stock-based compensation............              219               363               831             892
 Amortization of goodwill.....................................              107                --               320              --
                                                                        -------           -------          --------         -------
  Total operating expenses....................................           11,674             5,515            32,091          13,308
                                                                        -------           -------          --------         -------
 Operating loss...............................................           (5,973)           (3,691)          (17,573)         (9,068)

Interest income, net..........................................              348               138             1,193             254
                                                                        -------           -------          --------         -------
 Net loss.....................................................          $(5,625)          $(3,553)         $(16,380)        $(8,814)
                                                                        =======           =======          ========         =======
Basic and diluted net loss per share..........................           $(0.32)           $(0.76)           $(0.94)         $(2.04)
                                                                        =======           =======          ========         =======
Shares used in computing basic and diluted net
loss per share................................................           17,709             4,680            17,340           4,313
                                                                        =======           =======          ========         =======

     See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   Unaudited


                                                                                       Nine Months Ended September 30,
                                                                                      ---------------------------------
                                                                                           2000               1999
                                                                                           ----               ----
Cash flows from operating activities:
 Net loss                                                                                $(16,380)          $(8,814)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                             1,982               497
  Amortization of deferred stock-based compensation                                           831               892
  Amortization of goodwill                                                                    320                --
  Warrants issued for services performed                                                       --                37
  Issuance of options to non-employees                                                         55                35
 Changes in operating assets and liabilities:
  Accounts receivable                                                                      (2,238)           (2,109)
  Other current assets                                                                     (1,361)           (1,103)
  Other assets                                                                                171                --
  Accounts payable and accrued liabilities                                                  3,398             2,118
  Deferred revenue                                                                           (290)            1,185
                                                                                         --------           -------

 Net cash used in operating activities                                                    (13,512)           (7,262)
                                                                                         --------           -------

Cash flows from investing activities:
 Capital expenditures                                                                      (5,383)           (1,154)
 Net purchases of short-term investments                                                  (16,620)               --
 Rent paid in advance                                                                        (500)               --
 Security deposit                                                                          (1,697)               --
 Capitalization of software development costs                                              (3,131)               --
 Cash paid in acquisition of business                                                        (883)               --
                                                                                         --------           -------
 Net cash used in investing activities                                                    (28,214)           (1,154)
                                                                                         --------           -------

Cash flows from financing activities
 Proceeds from issuance of common stock                                                       935                75
 Proceeds from issuance of preferred stock, net                                                --            14,543
 Proceeds from bank line of credit, net                                                     2,000                --
                                                                                         --------           -------

 Net cash provided by financing activities                                                  2,935            14,618
                                                                                         --------           -------
Net effect of exchange rate on cash                                                           (12)               --
                                                                                         --------           -------
Net increase (decrease) in cash and cash equivalents                                      (38,803)            6,202
Cash and cash equivalents, beginning of period                                             44,720             4,181
                                                                                         --------           -------
Cash and cash equivalents, end of period                                                 $  5,917           $10,383
                                                                                         ========           =======
Supplemental disclosures of cash flow information:
 Income taxes paid                                                                       $      7           $    --
                                                                                         ========           =======
 Interest paid                                                                           $     31           $    --
                                                                                         ========           =======
 Other non-cash activities:                                                              $     --           $    --
                                                                                         ========           =======
  Warrants issued for services                                                           $  1,529           $    --
                                                                                         ========           =======
  Notes payable in partial payment for business acquisition                              $  1,000           $    --
                                                                                         ========           =======
  Deferred stock-based compensation                                                      $     --           $ 1,903
                                                                                         ========           =======
  Notes receivable in lieu of cash for option exercises                                  $    497           $    --
                                                                                         ========           =======

     See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2000. These condensed consolidated financial statements and the notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     The Company licenses its products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Software license revenue is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless the Company has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements thatrequire the Company to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. All of the software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. Software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable royalty fees received by the Company from OEM customers are recognized when due provide that all the other conditions of SOP 97-2, as amended, have been satisfied.

     Professional services revenue consists of fees for services including integration of software, application development, training and software installation. The Company bills professional services fees either on a time and materials basis or on a fixed-price schedule. The Company recognizes professional service fees as the services are performed. Customers typically purchase maintenance agreements annually, which are priced based on a fixed percentage of the product license fee. The Company recognizes revenue from maintenance and support agreements ratably over the term of the agreements which are typically one year.

     Cost of license revenue includes royalties due to third parties for integrated technology and the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and amortization of capitalized software development costs. Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, costs of contracting with third parties contracted to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses.

    (c) Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

    (d) Comprehensive Income (Loss)

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income (loss) and its components (revenue, expenses, gains and losses) in financial statements. SFAS 130 requires classification of other comprehensive income (loss) in a financial statement and display of other comprehensive income (loss) separately from retained earnings and additional paid-in capital. Other comprehensive income (loss) includes primarily foreign translation adjustments and unrealized gains (losses) on investments.

     The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2000 were as follows:


                                                                     Three Months           Nine Months
                                                                  Ended September 30,   Ended September 30,
                                                                         2000                  2000
                                                                  -------------------   -------------------
Net loss                                                               $(5,625)              $(16,380)
Other comprehensive income (loss):
  Unrealized gains on investments, net of tax                               37                     23
  Foreign currency translation adjustments                                  (8)                   (12)
                                                                       -------               --------
Total other comprehensive income                                            29                     11
Total comprehensive loss                                               $(5,596)              $(16,369)
                                                                       =======               ========

There was no other comprehensive income (loss) in fiscal 1999.

    (e) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No. 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in the first quarter of fiscal 2001.

    (f) Software Development Costs

     The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. Capitalized software development costs amounted to approximately $3,131,000 for the nine months ended September 30, 2000. There were no capitalized software costs in fiscal 1999. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. The Company recorded amortization of approximately $336,700 and $535,300 for the three and nine months ended September 30, 2000, respectively, in cost of revenue.

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

    (h) Short-Term Investments

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

Note 4.  Stock-Based Compensation

     The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted or restricted stock sold because the exercise price of each option or purchase price of each share of restricted stock equaled or exceeded the fair value of the underlying common stock as of the grant date, except for stock options granted and restricted stock sold from September 1998 through September 1999. With respect to the stock options granted and restricted stock sold from September 1998 to September 1999, the Company recorded deferred stock compensation of $3,496,000 for the difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally 48 months.

     The amortization of deferred stock compensation, combined with expense associated with stock options and warrants granted to non-employees, relates to the following items in the accompanying consolidated statements of operations (in thousands):

                                                               Nine Months Ended September 30,
                                                                   2000            1999
                                                               -------------   --------------
Cost of revenue                                                    $  83          $ 134
Research and development                                             158            241
Sales and marketing                                                  573            499
General and administrative                                            17             18
                                                                   -----          -----
    Total deferred stock-compensation                              $ 831          $ 892
General and administrative - stock options                            55             72
    and warrants granted to non-employees                          -----          -----

          Total                                                    $ 886          $ 964
                                                                   =====          =====

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


                                                                                  As of September 30,    As of December 31,
                                                                                          2000                  1999
                                                                                  -------------------    ------------------
Shares issuable under stock options............................................          4,190                   3,966
Shares of restricted stock subject to repurchase...............................            103                     925
Shares issuable pursuant to warrants to purchase common stock..................            100                      --

The weighted-average exercise price of stock options was $13.76 per share as of September 30, 2000. The weighted-average purchase price of restricted stock was $2.69 per share as of September 30, 2000. The weighted average exercise price of warrants was $31.44 per share as of September 30, 2000.

Note 6.  Business Acquisition

     On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of the acquired company which, including acquisition costs, resulted in a total purchase price of $2 million. The Company paid $1 million in cash at the closing of the acquisition and issued notes payable of $1 million at 6 percent interest per annum (due no later than one year following the anniversary of the acquisition date). A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. The balance of approximately $2 million was recorded as goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is 5 years.

In connection with the Switzerland acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values on the date of acquisition, as follows (in thousands):


Current Assets.........................................  $  179,000
Goodwill...............................................   2,098,000
Current Liabilities....................................    (277,000)
                                                         ----------
  Total Purchase Price.................................  $2,000,000
                                                         ==========

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

     There were three significant customers whose revenues exceeded 10 percent of our total revenue for the three months ended September 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "risks factors" and elsewhere in this quarterly report and in our other documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on October 25, 1999.

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

     Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe it is important to have an international presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We also conduct business internationally through a variety of distribution and service partners. We use distributors in the Switzerland, Norway, Germany, United Kingdom, Hong Kong, and Japan and plan to expand our distributor channel to other international markets. We acquired a distributor in Switzerland in January 2000.

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

     We derive our revenue from the sale of software product licenses and from professional consulting, training, maintenance and support services. In December 1997, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value of the elements. We recognize product license revenue upon receipt of a signed contract or purchase order and delivery of the software provided the related fee is fixed or determinable, collectibility of the fee is probable and vendor specific objective evidence for all undelivered elements has been established. The entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, because we do not have sufficient vendor-specific objective evidence of fair value to allocate revenue to the specified additional upgrade in such arrangements. All of the software revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred until the consulting services have been completed and customer acceptance has been obtained using the completed contract method. Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM and VAR arrangements in which we earn a royalty based on a specified percentage of OEM and VAR sales to end users incorporating our software is recognized upon delivery by the OEM or VAR to the end user. Nonrefundable prepaid royalty fees received by us from OEM and VAR customers are deferred and recognized as the end user sales are reported to us by the OEM or VAR, unless we have an arrangement to maintain the compatibility of our software products with the software products or platforms of the OEM or VAR. In that case, due to our software compatibility obligation, the prepaid royalty fees are recognized as the end user sales are reported to us by the OEM or VAR but limited to no more than the fee that would be recognizable on a cumulative basis if the entire fee was being recognized ratably over the term of the arrangement.

     Service revenue consists of fees from professional services and from maintenance and support. Professional services include integration of software, application development, training and software installation. We bill professional services fees either on a time and materials basis or on a fixed-price schedule. We recognize professional services fees as the services are performed except, as described above, where such services are essential to the functionality of software sold as part of the arrangement. Customers typically purchase maintenance agreements annually, which are priced based on a fixed percentage of the product license fee. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which are typically one year. We price telephone support based on differing contracted levels of support. Customers purchasing maintenance agreements receive future product upgrades and electronic, web-based technical support and basic ten hours a day, five days a week telephone support. Customers can also purchase extended telephone support, which is available 24 hours a day, seven days a week, for an additional fee. We record cash receipts from customers and billed amounts due from customers in excess of revenue recognized as deferred revenue. The timing and amount of revenue recognized from individual contracts, some of which represent over 10% of revenue recognized during a particular quarter, can vary significantly. Furthermore, as discussed above, revenue related to significant transactions may be recognized over the term of the agreement, which may extend recognition over a period of 36 to 60 months. This can result in fluctuations in revenue from one quarter to the next. Furthermore, the timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and can therefore have an impact on the amount of accounts receivable and deferred revenue in any given period.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of September 30, 2000, had an accumulated deficit of approximately $39.4 million. We anticipate that our operating expenses will increase in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

     We had 254 full-time employees at September 30, 2000, up from 242 at June 30, 2000 and from 152 at December 31, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to identify, attract and retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:


                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                      -------------          -------------
                                                                     2000        1999        2000       1999
                                                                     ----        ----        ----       ----
Revenue:
 License.........................................................      76%         63%         75%        64%
 Service.........................................................      24%         37%         25%        36%
                                                                     ----        ----        ----       ----
  Total revenue..................................................     100%        100%        100%       100%
                                                                     ----        ----        ----       ----
Cost of revenue..................................................      32%         31%         32%        29%
                                                                     ----        ----        ----       ----
Gross profit.....................................................      68%         69%         68%        71%
                                                                     ----        ----        ----       ----
Operating expenses:
 Sales and marketing.............................................      83%         62%         97%        59%
 Research and development........................................      32%        107%         29%       122%
 General and administrative......................................      19%         24%         21%        28%
 Amortization of deferred
  stock-based compensation.......................................       3%         14%          4%        15%
 Amortization of goodwill........................................       1%         --           2%        --
                                                                     ----        ----        ----       ----
  Total operating expenses.......................................     138%        207%        151%       224%
                                                                     ----        ----        ----       ----
Operating loss...................................................     (71%)      (139%)       (83%)     (152%)
Interest income, net.............................................       4%          5%          6%         4%
                                                                     ----        ----        ----       ----
Net loss.........................................................     (67%)      (134%)       (77%)     (148%)
                                                                     ====        ====        ====       ====

____________

Amounts may not foot due to rounding.

Revenue

     Total revenue increased 217% to $8.4 million for the three months ended September 30, 2000 and 256% to $21.2 million for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. For the three months ended September 30, 2000, license revenue and service revenue accounted for 76% and 24% of total revenue, respectively. The increases in revenue were due to an increase in new original equipment manufacturer (OEM) agreements.

     License revenue increased 284% to approximately $6.4 million for the three months ended September 30, 2000 and 321% to $16.0 million for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. The increases in license revenue were due to the addition of new customers in both domestic and international markets, the introduction of new software products in fiscal 2000 and an increase in new OEM agreements.

     Service revenue increased 104% to approximately $2.0 million for the three months ended September 30, 2000 and 142% to $5.2 million for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. The increases in service revenue primarily resulted from an increase in consulting services provided in connection with an increased customer base.

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

  Cost of revenue increased 227% to approximately $2.7 million for the three months ended September 30, 2000 and 290% to $6.7 million for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. Cost of revenue as a percentage of total revenues was 32% and 31% for the three months ended September 30, 2000 and 1999, respectively, and 32% and 29% for the nine months ended September 30, 2000 and 1999, respectively. These increases resulted primarily from the increase in personnel in the consulting area, amortization of capitalized software development costs and royalties due to third parties. We anticipate that our cost of revenue will grow in future periods in order to accommodate planned increases in the number of customers and greater utilization of our products by existing customers and for amortization of capitalized software development costs.

Operating Expenses

  Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of deferred stock-based compensation and amortization of goodwill. Although each category may include expenses that are category specific, each category includes expenses that are common to the other three, such as salaries, employee benefits, incentive compensation, bonuses, travel and entertainment costs, telephone expenses, communication expenses, rent and facilities costs and third-party professional service fees. For example, the sales and marketing category of operating expenses includes expenditures specific to the marketing group, such as sales commissions as well as costs related to public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent for the corporate office and depreciation expense for office furniture and equipment.

  Sales and Marketing

  Sales and marketing expenses increased 328% to approximately $7.0 million for the three months ended September 30, 2000 and 483% to $20.5 million for the nine months ended September 30, 2000 compared to the corresponding periods in fiscal 1999. Sales and marketing expenses as a percentage of revenue were 83% and 62% for the three months ended September 30, 2000 and 1999, respectively, and 97% and 59% for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of revenue increased from 1999 to 2000 primarily due to increased staffing, sales commissions, trade show events and increased investment in international sales and marketing costs.

  Research and Development

  Including capitalization of software development costs in accordance with statement of financial accounting standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," Research and development expenses for the three and nine months ended September 30, 2000 would have been 37% and 43%, respectively, of total revenue. Research and development expenses would have increased 10% and 27% without software capitalization for the three months ended September 30, 2000 and for the nine months ended September 30, 2000, respectively (decreased 6% and 17%, respectively, including software capitalization) as compared to the corresponding periods in fiscal 1999. The higher expense growth rate of fiscal 2000 was due to planned increases in research and development headcount in fiscal 2000. The Company capitalized approximately $437,600 and $0 of software development costs during the three months ended September 30, 2000 and 1999, respectively, and approximately $3.1 million and $0 in the first nine months of fiscal 2000 and 1999, respectively. Amortization of capitalized software development costs is charged to cost of revenue and totaled approximately $336,700 and $0 for the three months ended September 30, 2000 and 1999, respectively and approximately $535,000 and $0 for the nine months ended September 30, 2000 and 1999, respectively. We believe that research and development expenditures are essential to maintaining our competitive position and expect these costs to continue to constitute a significant percentage of revenue.

  General and Administrative

  General and administrative expenses increased 151% to approximately $1.6 million for the three months ended September 30, 2000 and 168% to $4.4 million for the nine months ended September 30, 2000 compared to the corresponding periods in fiscal 1999. General and administrative expenses as a percentage of revenue were 19% and 24% for the three months ended September 30, 2000 and 1999, respectively, and 21% and 28% for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses as a percentage of revenue decreased from 1999 to 2000 because they increased at a rate less than the increase in revenue over the same periods. The increases in absolute dollars are primarily due to an increase in staffing and professional legal and accounting services reflecting increased business activity and support requirements.

  Amortization of Deferred Stock-based Compensation

  Amortization of deferred stock-based compensation primarily consists of charges incurred for employee stock options with exercise prices less than the fair market value at the date of grant. The deferred stock compensation is being amortized over the vesting period of the individual options, which is generally a period of four years. We expect to incur quarterly charges on amortization of deferred stock based compensation through the third quarter of fiscal 2003. The amount of such quarterly amortization is expected to decrease gradually as time passes. Amortization of deferred stock compensation totaled approximately $219,000 and $363,000 for the three months ended September 30, 2000 and 1999, respectively, and approximately $831,000 and $892,000 for the nine months ended September 30, 2000 and 1999, respectively.

  Amortization of Goodwill

  Amortization of goodwill amounted to approximately $107,000 and $0 for the three months ended September 30, 2000 and 1999, respectively, and approximately $320,000 and $0 for the nine months ended September 30, 2000 and 1999, respectively. Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited (5 years). We expect to incur quarterly charges to amortization of goodwill of approximately $107,000 related to this acquisition.

  Interest Income, Net

  Interest income, net, increased 152% to approximately $348,000 for the three months ended September 30, 2000 and 370% to approximately $1.2 million for the nine months ended September 30, 2000 compared to the corresponding periods in 1999. The increase from 1999 to 2000 was primarily due to investment income earned on proceeds from our initial public offering.

Provisions of Income Taxes

  Since the Company has incurred losses for each reporting period for both tax and financial reporting purposes, no income tax provision has been recorded for the three and nine months ended September 30, 2000 and 1999.

Net Loss

  Net loss was $5.6 million and $3.6 million for the three months ended September 30, 2000 and 1999, respectively, and $16.4 million and $8.8 million for the nine months ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

  From our inception, we have financed our operations primarily through an initial public offering and private equity placements totaling approximately $63.8 million. As of September 30, 2000, we had an accumulated deficit of approximately $39.4 million and cash, cash equivalents and short-term investments of approximately $22.6 million.

  Net cash used in operating activities for the nine months ended September 30,2000 was approximately $13.5 million and resulted primarily from a net loss. Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $28.2 million and resulted primarily from capital expenditures, purchase of short-term investments, security deposit and capitalization of software development costs. Net cash provided by financing activities for the nine months ended September 30, 2000 was approximately $2.9 million and resulted primarily from the issuance of common stock and proceeds from a bank line of credit.

  As of September 30, 2000, Viador's principal source of liquidity was $22.6 million in cash, cash equivalents, and short-term investments, representing a $22.1 million decrease from the December 31, 1999 balance of $44.7 million. Viador's cash, cash equivalents and short-term investments are managed to be available for working capital, strategic investment opportunities and other potential cash needs in the future.

  Deferred revenue primarily consists of the unrecognized portion of license and service revenue received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $4.7 million and $5.0 million as of September 30, 2000 and December 31, 1999, respectively.

  Viador's principal commitments as of September 30, 2000 consisted of obligations under noncancelable operating leases for monthly office rent. Viador has a $2.0 million line of credit with a commercial bank for the purpose of financing working capital requirements. As of September 30, 2000, $2.0 million was outstanding under the line of credit. The line of credit agreement contains certain covenants, is based on a percentage of qualified outstanding accounts receivables and is secured by a security interest in all of our intellectual property. Interest on borrowing thereunder accrues at the rate of 1% over the bank rate, as announced by the bank from time to time. The Company is in compliance with the covenants contained in the line of credit at September 30, 2000.

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

  We anticipate making significant investments in our sales and marketing programs, personnel recruitment, product development and infrastructure. Therefore, we believe that we will continue to experience significant losses on a quarterly and annual basis. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Our ability to address these risks depends on a number of factors, which include our ability to:

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

  Our services consist of maintenance, support, consulting and implementation. Service revenue represented 24% and 37% of total revenue for the three months ended September 30, 2000 and 1999, respectively, and 25% and 36% for the nine months ended September 30, 2000, and 1999, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. Our ability to increase our service revenue will depend in large part on our ability to increase sales of the Viador E-Portal Suite and B2B E-Portal and to increase the size of our service organization, including our ability to recruit and train a sufficient number of qualified service representatives. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

We have a history of losses and may not be able to achieve profitability in the future.

  Since our inception, we have experienced operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of September 30, 2000, we had an accumulated net deficit of approximately $39.4 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses as we grow. As a result, we will need to generate significant revenue increases to achieve and maintain profitability.

We will need significant additional funds, which we may be unable to obtain on terms acceptable to us or at all.

  The expansion and development of our business will require significant capital to fund our operating losses, working capital needs and capital expenditures. During the next twelve months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, equity financings, the net proceeds from our initial public offering, cash flow from sales of our services and proceeds from existing and future working capital lines of credit and other borrowings. Our failure to generate sufficient cash flows from sales of services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

     Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. For example, there were three customers whose revenues exceeded 10% of our total revenue for the quarter ended September 30, 2000. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

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

     We derived 6%, 12% and 14%, in fiscal 1999, 1998 and 1997, respectively, and 15% and 13% for the three months and the nine months ended September 30, 2000, respectively, of our total revenue from sales outside the United States. During the past three and a half years, we have derived our international revenue primarily from sales in Canada, Europe and the Asia-Pacific region. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

     We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. To the extent we are unable to favorably renew our distribution agreement or make alternative arrangements, we may have decreased revenue in Japan. We also face country-specific risks in Europe and the Asia-Pacific region, such as fluctuation in currency, general economic conditions in Japan and regulatory uncertainties associated with being a foreign company doing business in the region.

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

     .    develop our customer support capacity as sales of our products grow;
          and

     . expand our internal management and financial controls, so that we can maintain control over our operations and provide support to other functional areas within Viador as the number of our personnel and size of our organization increases.

     Our inability to achieve any of these objectives could adversely affect our business.

We depend on technology licensed from third parties and, if we do not maintain those license arrangements, this could result in delays in shipping our products and services, which could harm our business.

  We license our search engine technology, which is integrated into the Viador E-Portal Suite, from Inktomi. This technology provides users of our products with the ability to search and classify information. We also license our servlet technology from Allaire Corporation. This technology provides the capability for web servers to talk to Viador's server through standards-based Java technology, and allows for robust handling of dynamic web pages which forms the core of our Portal offering. We also license software, that facilitates the retrieval of frequently changing real-time data, from OnDisplay. This software may not continue to be available on commercially reasonable terms, or at all. Our loss of or inability to maintain either of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

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

  We have grown from 152 employees at December 31, 1999 to 254 employees at September 30, 2000 and we expect to continue to hire additional employees in order to grow our business. The integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. Our failure to complete this integration in an efficient manner could harm our business and prospects. In addition, we anticipate switching from our current accounting software to a more sophisticated accounting and financial information software system in the near future.

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

  We are highly dependent on certain members of our management and engineering staff, including, without limitation, our Chief Executive Officer, our Executive Vice President and General Manager, our Chief Technology Officer, our Vice President of Worldwide Marketing, our Vice President of International Business Development and our Vice President of Finance. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

  Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent and short-term investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of September 30, 2000, our cash and short-term investments had a weighted average interest rate of 6.28%. The fair value of our cash and short-term investments approximates the book value as of September 30, 2000 and December 31, 1999 of $22.6 million, and $44.7 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

          (1) The effective date of the registration statement for which the use of proceeds is being disclosed is October 25, 1999 and the Commission file number assigned to the registration statement is 333-84041.

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

          (vii)     Estimated amount of net proceeds used for:
                    .    construction of plant, building and facilities:  $  0
                    .    purchase and installation of machinery and equipment:
                         $ 3,000,000
                    .    purchases of real estate:    $ 0
                    .    acquisition of other businesses:   $ 1,000,000
                    .    repayment of indebtedness:   $         0
                    .    working capital:             $ 1,732,000
                    .    short-term investments including certificates of
                         deposit, corporate bonds, federal bonds,
                         money market funds and commercial paper:  $31,500,000
                    .    Total:    $37,232,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

        *3.1  Form of Amended and Restated Certificate of Incorporation
        *3.2  Form of Amended and Restated Bylaws
        *4.1  Reference is made to Exhibit 3.1
        *4.2  Reference is made to Exhibit 3.2
        *4.3  Specimen Common Stock certificate
        *4.4 Amended and Restated Investors' Rights Agreement, among the Registrant and the parties listed on Schedule A thereto, dated May 21, 1999
       *10.1 Form of Amended and Restated 1997 Stock Option and Incentive Plan *10.2 Form of 1999 Stock Incentive Plan
       *10.3  Form of 1999 Employee Stock Purchase Plan
       *10.4  Form of Indemnification Agreement for Officers and Directors
       *10.5 Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of December 16, 1997 and related office leases

       *10.6 Collateral Assignment, Patent Mortgage and Security Agreement, by and between the Registrant and Comerica Bank--California, dated March 4, 1997
       *10.7 Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank--California, dated March 17, 1999
       *10.8  SpaceSQL Version 4.0 License Agreement by and between the
              Registrant and IBM Corporation, dated September 18, 1998
       *10.9  Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
      *10.10  Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999
     **10.11 Alza Corporation Sublease to Viador Inc., by and between the Registrant and Alza Corporation, dated January 31, 2000
     **10.12 Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the Registrant, dated January 20, 2000
    ***10.13 Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
    ***10.14 Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
    ***10.15 Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
    ***10.16 Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
    ***10.17 Note Secured by Stock Pledge Agreement, by and between Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
    ***10.18 Stock Pledge Agreement, by and between Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
        27.1  Financial Data Schedule

____________________
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q
    (File No. 000-27741), filed on August 14, 2000.

    (b)   Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000            VIADOR INC.
                                   (Registrant)

Date: November 14, 2000            By: /s/ Jonathan M. Harding
                                       -----------------------------------------
                                       Jonathan M. Harding,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)

Date: November 14, 2000            By: /s/ Alice Pilch
                                       -----------------------------------------
                                       Alice Pilch
                                       Vice President of Finance and Corporate
                                       Controller (Principal Financial Officer
                                       and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
      *3.1       Form of Amended and Restated Certificate of Incorporation
      *3.2       Form of Amended and Restated Bylaws
      *4.1       Reference is made to Exhibit 3.1
      *4.2       Reference is made to Exhibit 3.2
      *4.3       Specimen Common Stock certificate
      *4.4       Amended and Restated Investors' Rights Agreement, among the
                 Registrant and the parties listed on Schedule A thereto, dated
                 May 21, 1999
     *10.1       Form of Amended and Restated 1997 Stock Option and Incentive
                 Plan
     *10.2       Form of 1999 Stock Incentive Plan
     *10.3       Form of 1999 Employee Stock Purchase Plan
     *10.4       Form of Indemnification Agreement for Officers and Directors
     *10.5       Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of
                 December 16, 1997 and related office leases
     *10.6       Collateral Assignment, Patent Mortgage and Security Agreement,
                 by and between the Registrant and Comerica Bank--California, dated March 4, 1997
     *10.7       Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank--California, dated March 17,
                 1999
     *10.8       SpaceSQL Version 4.0 License Agreement by and between the
                 Registrant and IBM Corporation, dated September 18, 1998
     *10.9       Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
    *10.10       Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999
   **10.11       Alza Corporation Sublease to Viador Inc., by and between the
                 Registrant and Alza Corporation, dated January 31, 2000
   **10.12       Stock Purchase Agreement, by and among Messrs. Andreas
                 Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim
                 Moser and the Registrant, dated January 20, 2000
  ***10.13       Note Secured by Stock Pledge Agreement, by and between Raja
                 Venkatesh and the Registrant, dated April 14, 2000
  ***10.14       Stock Pledge Agreement, by and between Raja Venkatesh and the
                 Registrant, dated April 14, 2000
  ***10.15       Note Secured by Stock Pledge Agreement, by and between Raja
                 Venkatesh and the Registrant, dated May 26, 2000
  ***10.16       Stock Pledge Agreement, by and between Raja Venkatesh and the
                 Registrant, dated May 26, 2000
  ***10.17       Note Secured by Stock Pledge Agreement, by and between
                 Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
  ***10.18       Stock Pledge Agreement, by and between Subramanian Ramakrishnan and the Registrant, dated May 26, 2000
      27.1       Financial Data Schedule

_____________________
* Incorporated by reference to Form S-1 (File No. 333-84041) filed on October 25, 1999.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q
    (File No. 000-27741), filed on August 14, 2000.