Form 10-K
period 2000-12-31
VIADOR INC
filed 2001-04-02
CIK 1089026

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For The Fiscal Year Ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from                to               .
                                      ---------------   --------------

                         Commission File No. 0-27741

                                  VIADOR INC.

            (Exact name of Registrant as specified in its charter)

               Delaware                                     94-3234636
    (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

    2000 Charleston Rd., Suite 1000                         94043-1632
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

                        Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. No [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $5,582,827 as of March 27, 2001 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for March 27, 2001. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     18,227,135 shares of the Registrant's $0.001 par value Common Stock were outstanding at March 27, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders.

===============================================================================

                                 VIADOR INC.

                          Form 10-K Annual Report

                 For the Fiscal Year Ended December 31, 2000

                             Table of Contents

Item No.                                                                   Page
--------                                                                   ----


PART I
1.  Business..............................................................   1
2.  Properties............................................................  14
3.  Legal Proceedings.....................................................  14
4.  Submission of Matters to a Vote of Security Holders...................  14

PART II
5.  Market for the Registrant's Common Stock and Related Stockholder
      Matters.............................................................  14
6.  Selected Financial Data...............................................  15
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................  17
7A. Quantitative and Qualitative Disclosures About Market Risk............  35
8.  Financial Statements and Supplementary Data...........................  35
9.  Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure................................................  35

PART III

10. Directors and Executive Officers of the Registrant....................  36
11. Executive Compensation................................................  36
12. Security Ownership of Certain Beneficial Owners and Management........  36
13. Certain Relationships and Related Transactions........................  36

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  36
    Exhibit Index.........................................................  36
    Signatures............................................................  39


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

Overview

     We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal(tm) offers a comprehensive and integrated enterprise information portal that is specifically designed for the web and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

     We were incorporated as InfoSpace Inc. in California in December 1995. In January 1999, the Company changed its name to Viador Inc. and in October 1999, we reincorporated in the state of Delaware. Our principal headquarters are located at 2000 Charleston Road, Suite 1000, Mountain View, California 94043, and our telephone number is (650) 645-2000. Our common stock is listed on the Nasdaq National Market under the symbol "VIAD". Our home page is located on the Web at http://www.viador.com, where you can find additional information about us and our products; however, that information is generally not targeted at investors and is not a part of this report. All references to "we", "us", "our", and "Viador" refer to Viador Inc. Viador is not affiliated with and is not related to, InfoSpace, Inc., a Delaware corporation headquartered in Redmond, Washington.

Recent Developments

     Since our initial public offering in October of 1999, we continue to grow our business presence, acquire customers and partners, release new products, make key additions to our management team and have been recognized by the industry with several prestigious awards.

     Effect of Economic Conditions
     -----------------------------

     The current economic environment has negatively impacted our business. In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more analytical buyers and have scaled
down their budgets for capital expenditures.   In addition, potential customers
have questioned our viability as a company since our stock price and cash balances have generally decreased throughout the year 2000. These changes have lengthened the sales cycle and reduced the
overall demand for our product.   Finally, because it is a difficult
environment for companies in the United States to raise additional funds, we have seen an increase in the age of our accounts receivables. As a result, we may experience higher levels of customer turnover and bad debt allowance.

     Product Announcements
     ---------------------

     In the second quarter of 2000 we introduced Viador Portlets(tm), a technology for easily extending the Viador E-Portal by adding integrated modules for accessing additional data sources and applications. The Viador Portlet architecture allows independent software vendors, system integrators, web content providers, customers and Viador's own professional services and engineering organizations to develop, register and publish integrated applications using a standard programming interface. The Viador Portlet programming interface provides complete and secure integration between these "snap-in" applications and the Viador E-Portal through services such as single sign-on, user and group level preferences and programmatic repository access.

     In the fourth quarter of 2000, we introduced Viador E-Portal Express, a portal user interface that set new standards for performance and scalability. This highly portable technology uses server-side page generation technology to greatly reduce the average loading time for each portal page while delivering a
personalized user experience.   The Viador E-Portal Express user interface is
built on top of the Viador E-Portal framework architecture and acts as a platform for deploying Viador PortletsTM. Viador E-Portal Express was designed to provide a fully functional portal directly "out of the box" that can be used immediately upon installation. Viador E-Portal Express is appropriate for large scale deployments because it supports thousands of users from a single portal server and employs widely supported web technology that has been certified to run on a wide range of end user environments including both Microsoft Windows and Sun Solaris desktops.

     New Customers
     -------------

     Since our inception, our customer base has grown to 364 of the world's leading corporations, membership organizations, governments and software vendors who have all chosen the Viador E-Portal for their portal strategies. We added over 140 of these 364 customers in the year 2000. We have highlighted a few of the customers below:

     American Management Systems is an international business and information
     ---------------------------
technology consulting firm - one of the 20 largest such firms worldwide. The Viador E-Portal provides the portal framework for American Management Systems' buysense (tm) eProcurement solution, the nation's first scalable, multi-jurisdictional, online marketplace for the public sector and higher education.

     Comfone, a Swiss-based telecommunications central clearinghouse and
     -------
roaming broker manages and administers roaming relations to more than 250 mobile telecomm operators in 110 countries. Billing information for some 2,400 roaming relations is handled by Comfone, generating more than 60 million Call Detail Records per month. The Viador E-Portal enables the efficient distribution and analysis of these reports and allows the operators to help themselves to the information that is critical for measuring their regions' performance.

     The US Department of Defense has the purchasing power of a medium-sized
     ----------------------------
country, working with thousands of vendors to procure and manage more than $13 billion in goods and services annually. The Viador E-Portal is used to query US Department of Defense data source and produce reports, charts, graphs and other decision support tools. Eventually, the Viador E-Portal is expected to provide US Department of Defense analysts with detailed metrics on contractor quality of service, reconciliation, travel services, purchase card usage and the status of goods in transit.

     We also announced strong customer acceptance of the Viador E-Portal by organizations, such as Aetna Life Insurance Company Ltd., Cadence Network, Digital Island, Hyundai Information Technology, Toshiba Semiconductor Company, URM Stores, and the US Department of Education. These entities represent multiple industries including healthcare, telecommunications, semiconductor, insurance, retail, finance, manufacturing and government agencies. All are leveraging our solutions to quickly roll out self-service enterprise portals to increase their level of service to customers, increase their speed to revenue, and to improve employee productivity.

     Strategic Partnerships
     ----------------------

     We announced new or expanded partnerships with:

     IBM. Viador E-Portal(tm) supports IBM's Enterprise Information Portal that
     ----
integrates a wide variety of unstructured information in the form of text, images, audio and video. Our relationship with IBM has expanded to include cooperative marketing with IBM Global Services.

     Autonomy. Viador announced an alliance and product integration with
     ---------
Autonomy Corporation plc, to automate management and processing of large quantities of unstructured information within the Viador E-Portal. This integration has enabled customers to categorize, link and deliver that information through the portal.

     Hewlett-Packard. Viador and HP developed a joint service methodology for
     ----------------
the delivery of business to employee enterprise portals based on the Viador E-Portal and implementation services from HP Consulting.

     Citrix.  We announced a relationship with Citrix to integrate with the
     ------
Citrix NFuse application portal software, allowing joint customers to run Citrix-based applications within the Viador E-Portal. We agreed to engage in joint enterprise marketing and sales opportunities as well as channel development and education.

     Sybase. Viador was announced as a charter member of the Sybase e-Portal
     -------
Alliance, aligning Viador with Sybase's Enterprise Portal (EP) strategy. According to Sybase, Viador is the only portal vendor to have completed Sybase's rigorous Portal Validation Process (PVP), which confirms technical compatibility between the Viador E-Portal and the Sybase Enterprise Portal.

     Security and Authentication Vendors. Viador announced relationships with
     ------------------------------------
the leading vendors in the space, Netegrity and Oblix. Viador has utilized its E-Portal Framework to create portlets integrating Netegrity's SiteMinder platform and Oblix NetPoint into the Viador E-Portal. These products add an extra level of security, and help deliver personalized content based on a user's role and privilege within an enterprise.

     Awards and Recognition
     ----------------------

     Viador was named to Deloitte & Touche's prestigious "Fast 50" Program for Silicon Valley, a ranking of the 50 fastest growing technology companies in the area. Rankings are based on the percentage of growth in revenues during the five-year period from 1995-1999.

     We received industry recognition with the following awards:

     DCI Corporate Portal Conference.  Viador won the esteemed "Best of Show"
     --------------------------------
award at March 2001's DCI Corporate Portals Conference. Attendees voted the Viador E-Portal as the best overall portal solution. The competition was judged by the 350 conference attendees who evaluated each vendor's offerings in various categories, including how well the product accomplished specific functions. The best overall score, based on all of the categories, determined the winner.

     2000 Product of the Year Award. Viador was honored with Imaging & Document
     -------------------------------
Solutions Magazine's 2000 Product of the Year award for Enterprise and Web Solutions. The Viador E-Portal was selected by editors of the magazine with opinions of end users and additional input from distinguished industry analysts and consultants. Only real, shipping products that are considered to have broken new ground and that are pointing the way toward the future of information management and e-business were considered. Readers' calls for solutions to real business challenges and needs were also key in selecting winners.

     Management Changes
     ------------------
Jonathan Harding, former Executive Vice President and General Manager of Viador, was named our Chief Executive Officer in October 2000.

     Stan Wang, Viador's Chief Executive Officer and President from December 1995 to October 2000, currently serves as the Chairman of Viador's Board of Directors.

     Alice Pilch was named Chief Financial Officer in January 2001. Raja Venkatesh's tenure as Chief Financial Officer ended in October 2000.

     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In response to these conditions and to shorten our path to profitability, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. It is possible that we will have further cost reductions in the future.

     In connection with the restructuring, the Company also recorded special charges related to the write-down of leasehold improvements and other assets related to a facility lease. For further information regarding the write-downs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Expense and Impairment Loss" on page 23.

     Business Acquisitions

     In January 2000, we acquired our distributor in Switzerland, Viador AG, which is now our wholly-owned subsidiary. In November 2000, we ended our distribution relationship in Germany and, as a result, now have the ability to operate directly in Germany.

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

     Abundance of Information. Business decision-makers need quick access to
     -------------------------
relevant information from a variety of sources, including the Internet, internal corporate networks, e-mail, databases and business software programs. However, the large and growing quantity of information, coupled with the lack of effective solutions for efficiently accessing, combining and organizing it, makes it difficult to identify and utilize relevant information. Due to this information overload, businesses need to be able to quickly identify and obtain relevant information in order to make timely and informed decisions.

     The Proliferation of Disparate Information Technology Formats. There is a
     --------------------------------------------------------------
rapidly growing variety of technologies used for creating, storing and organizing information. These include many different items of computer hardware, such as mainframe computers and computer networks, and numerous software programs, such as those for finance, accounting, sales, manufacturing and human resources. However, many of these hardware and software systems were developed independently to be operated on a stand-alone basis and were not designed to be compatible with other hardware and software. In order to access all of an enterprise's information, users may need to use separate software programs, complete separate security protocols and use different computer terminals. As the number of formats and amount of information grows, it becomes increasingly difficult and time consuming to navigate around these technological obstacles to obtain relevant information.

     Emergence of the Internet as the Global Medium for Communications. The
     ------------------------------------------------------------------
Internet continues to experience rapid growth and expansion as an important global medium for communications and business due to its cost effectiveness, extensive reach and ability to handle tremendous growth. The Internet provides a powerful medium for enterprises and their customers, suppliers and strategic partners to share business information efficiently. We expect that the ability to securely share information efficiently over the Internet will become increasingly important and lead growing numbers of enterprises to adopt web-based information and communication solutions.

     Growth of E-Business. The Internet continues to transform the way that
     ---------------------
business is conducted. It can help businesses improve customer satisfaction, reduce cost structures, globalize operations, foster innovation and accelerate speed to market. E-business is the use of the Internet and emerging technologies to replace or supplement traditional business channels and practices. As the number of Internet users has grown, enterprises have increasingly viewed the Internet as an opportunity to interact rapidly with a larger number of geographically distributed offices, employees, customers, suppliers and partners. In many cases, the adoption of a web-based marketing, communication or financial model provides enterprises with strategic competitive advantages and can prevent the loss of market share to aggressive e-business innovators.

     Need for a Comprehensive Solution. The above factors suggest the need for
     ----------------------------------
a solution that facilitates the organization's secure access to and use of enterprise information by those who require it, regardless of whether they are users inside the business or outside partners. However, current solutions generally do not enable companies to organize and provide secure access to enterprise information through a single interface regardless of its format. The ideal solution would work with all of the enterprise's information technology and provide integrated access to all enterprise information regardless of its source or format. Furthermore, given the large amounts of electronic data being generated, the ideal solution would help users get fast access to personalized and relevant information.

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

     Enterprise Information Portals
     ------------------------------

     We provide a suite of enterprise software products that enables organizations to build enterprise information portals that permit quick, easy access to all enterprise information, facilitate the provision of customized and personalized information and permit the secure sharing of enterprise information both within the enterprise and with outside partners.

     Single Interface for All Enterprise Information. Our software permits
     ------------------------------------------------
users to access data from multiple sources within and outside the company through a single interface. We provide a comprehensive and integrated enterprise information portal solution that provides access to user-personalized, up-to-the-minute information quickly and easily.

     Adaptable Web-Based Architecture. In contrast to existing solutions, our
     ---------------------------------
software architecture can accommodate significant increases in the number of users and amount of information. Our software architecture is designed for the Internet, which means that it:

     o works through a user's existing web browser,

     o does not require the installation of any additional software on the user's desktop, and

     o can be quickly rolled out to thousands of additional users.

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

     Customized and Personalized Information. We address the information
     ----------------------------------------
overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to automatically categorize information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit users to locate and access desired information from various data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

     Combines Ease of Use with Sophisticated Functions. The Viador E-Portal
     --------------------------------------------------
provides browser-based searchable access to the entire range of an organization's enterprise information assets, facilitating location of and access to information regardless of the underlying data source. Our browser-based interface combines the ease of use of popular consumer Internet portals, while providing users with the ability to search enterprise-wide for specific information and analyze data. The database access capabilities within our software are all web-based and, unlike unintegrated database access tools, offer a uniform look and feel for reporting, querying and analytical processing.

     Builds Upon Customers' Existing Investments in Information Technology.
     ----------------------------------------------------------------------
Customers who utilize our software are able to build upon their new and existing hardware and software investments. As a result, our customers typically do not need to purchase new computer equipment or software in order to install and integrate our software.

     Ease of Implementation. The Viador E-Portal is designed to be implemented
     -----------------------
rapidly over the web using our customers' existing information technology. Once installed on an organization's servers, our software can reach employees enterprise-wide via their existing web browsers. New users can be added in minutes on the customer's servers since no new software has to be installed on the user's computer.

     Secure and Selective Access. Security features are essential to permit
     ----------------------------
customers to share confidential information rapidly over the Internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our software allows the organization to customize information access by individual user and category of user. Our product's security features operate in conjunction with our customers' existing security services to identify and authenticate users.

Viador Strategy
---------------

     Our goal is to be the leading provider of enterprise information portal software to deliver self-service solutions in the B2B and B2E market segments. Key elements of our strategy include:

     Extend Technology Leadership. We believe we are among the first companies
     -----------------------------
to provide a solution that has all of the following features:

     o based on pure Internet architecture;

     o provides search capabilities using Internet search technology;

     o facilitates personalization of the information provided to each user;

     o designed to accommodate significant increases in the number of users and amount of information;

     o can retrieve and deliver information from different, otherwise incompatible sources; and

     o provides multi-level security.

     We intend to enhance our technology by continuing to devote significant resources to research and development efforts and by forming strategic relationships that will enable us to further enhance the performance and adaptability of our software.

     Expand Sales, Distribution and Marketing. We plan to continue to build our
     -----------------------------------------
network of resellers of products who also provide related services, manufacturers who use our software in their products, system integrators who bring together various hardware and software to solve a specific customer problem and distributors to expand our indirect distribution worldwide. We continue to invest in our marketing activities as well as efforts to improve awareness of Viador and the Viador E-Portal. We intend to maintain our direct sales organization to expand coverage and penetration of large enterprise opportunities to take advantage of our innovative technologies.

     Increase Use by Existing Customers. The value of our software to our
     -----------------------------------
customers grows as it is deployed more widely throughout the organization for the following reasons:

     o more data can be accessed by customers' users as the number of departments within an organization that uses our software increases;

     o users become more accustomed to using the portal to access data; and

     o users contribute increasing amounts of information to the portal, which makes this information accessible to all authorized users.

     For these reasons, we believe that our customers are able to realize greater productivity and efficiency in their businesses. We believe that our success at winning and delivering initial deployments of our software by customers can be grown to enterprise-wide adoption of our technology, which would generate significant added revenue.

     Build Strategic Relationships. We have formed strategic relationships
     ------------------------------
covering marketing, engineering and sales with numerous multinational companies that are at the forefront of providing technology for e-business. We have an established marketing arrangement with IBM which has significantly improved our distribution capabilities and resulted in additional sales. In addition, our technology can be used with IBM's Net.Commerce initiative for e-commerce storefronts. E-commerce involves buying and selling merchandise and services over the Internet. Our products are currently distributed in Japan by Mitsui, which assisted us in adapting our products for Japan and other international markets. In addition, we have partnered with Inktomi for joint marketing purposes and to incorporate into our software Inktomi's technologies for searching and indexing information available on the Internet and on our customers' internal networks. We have entered into an alliance agreement with Deloitte Consulting LLC and a product development and marketing agreement with Hewlett-Packard Company. We also intend to develop new strategic relationships with other large hardware, software and e-business companies.

     Build World Class Service and Support Operations. Superior customer
     -------------------------------------------------
service, training and support are necessary to build long-term customer relationships that enable enterprise-wide deployments of our software. Our goal is to deliver technology and services that enable our customers to rapidly implement advanced technology business solutions throughout their organizations at the lowest possible cost. We plan to continue to invest in our direct service and support organization to expand our capabilities and to provide reliable customer support.

Technology
----------

     We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that gives users a single browser-based interface to quickly and easily access up-to-the-minute information from a variety of enterprise data sources. Combining this easy-to-use browser-based interface with our products' information delivery capability, our software provides secure access and delivery of data.

     Adaptable Internet Architecture. The architecture of the Viador E-Portal
     --------------------------------
is designed for the web, which gives it the ability to accommodate significant increases in the number of users and the amount of information. Our software's highly adaptable architecture and software development kit give customers the added flexibility to customize and extend their enterprise information portal as their needs evolve. It is Java-based, it operates on Microsoft Windows NT, Windows 2000 servers and UNIX. Our software works with major web servers and browsers.

     Comprehensive Access. Our software provides comprehensive information access for the following categories of data, content and application:

     o structured data, including data from databases, data marts, data warehouses and business software;

     o unstructured data, including data contained in internal company networks, on the Internet, in groupware and in documents stored in file systems;

     o event data, such as news or stock quotes, that is constantly changing and which is delivered in real time;

     o Internet content in the form of news feeds from the World Wide Web; and

     o applications operating within an organization or as services over the Internet.

     Information Personalization. We address the information overload problem
     ----------------------------
by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to focus information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit the location of and access to desired information from structured, unstructured and event data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

     Secure Information Sharing. Security features are essential to permit
     ---------------------------
customers to share confidential information rapidly over the Internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our products' security features operate in conjunction with our customers' existing security services to identify and authenticate users. These features permit the enterprise to establish multiple levels of access rights based upon each user's job function and organizational role.

     Easy Administration. Our software facilitates the management of enterprise
     --------------------
information in large organizations with thousands of users, giving the system administrator an added measure of flexibility to centrally monitor and administer the system from virtually anywhere. User administration by the user's job function and organizational role enables the administrator to precisely delineate access privileges to reports, databases and documents for individual users and groups. The server management component of our software audits server usage and monitors user access in real time.

Products and Services
---------------------

     Products
     --------

     The Viador E-Portal Express product family is comprised of the following products which are sold both individually and in combination with other products.

     The Viador E-Portal is the foundation of the product family. It consists of the Viador Information Center, a high performance, Java server, a web-browser based user interface and a set of programming interfaces for customizing the Viador E-Portal user interface and for integrating enterprise
content, productivity tools and enterprise applications.   The Viador E-Portal
supports site-wide custom branding and individual personalization of the user interface and integrates unstructured documents, structured databases and web based content and data feeds into a clearly organized and easily searched portal layout that resembles familiar consumer portals. The Viador E-Portal allows enterprises to maximize the value of their enterprise knowledge base and to easily and securely deploy a wide range of information sources and enterprise applications to employees, supply chain partners and customers.

     Viador Sentinel is an integrated extranet security server that allows remote Viador E-Portal users to safely access critical business information and sensitive application deployed over the Internet. Viador Sentinel works in conjunction with existing network security technology to provide an additional layer of protection to the Viador E-

Portal. Viador Sentinel provides services that authenticate and authorize users based on their assigned rights and encrypt both data transmission and application communication deployed through the Viador E-Portal.

     Viador E-Business Intelligence is a set of integrated web based reporting and analysis tools that allows the Viador E-Portal to deliver standard reports, real time data access and data visualization and interactive business analysis presentations. These 100% web based tools allow enterprise developers to create, schedule and publish interactive and printable reports, charts, crosstabs and multi-dimensional OLAP presentations through the Viador E-Portal. The Viador E-Business Intelligence tools include Viador Gateway which accesses a wide range of data sources including relational databases such as Oracle, IBM DB2, Microsoft SQL Server, Sybase and Informix and multi-dimensional databases such as Hyperion Essbase, Oracle Express and Microsoft OLAP services.

     In addition, Viador develops and sells value-added Viador Portlets for integrating specialized systems such as Content Management systems into the Viador E-Portal interface, many of which are included within the Viador E-Portal product. Viador is committed to developing and selling additional enterprise strength portlets. These portlets can be sold to existing Viador E-Portals customers to provide additional portal services or to integrate additional business applications and data sources into the Viador E-Portal.

     Services
     --------

     Our Advanced Solutions Group offers architectural and technical consulting services, customer support and training in connection with licenses of our software. We believe that services are an important part of our success and we expect to continue to expand our professional services organization.

     Consulting.  Our pre-sale and post-sale technology implementation services
     ----------
work seamlessly together so that our assigned consulting engagement team can work with a customer from the initial business problem discussions through implementation of their solution. We believe that this allows us to develop greater knowledge of the customer's environment and add the highest level of value. Our consultants are qualified and trained to perform a wide variety of services including prototype development, installation, configuration and testing of our software and integration with the customer's existing databases, security and other systems. Our consultants also help customers develop a strategy for the customers' enterprise-wide deployment of our software. Once deployed into a customer site on an engagement, our consultants become advisors and help us discover new business opportunities within the company.

     Customer Support. We provide product upgrades and customer support through
     -----------------
our customer support program. Customer support personnel are available 24 hours a day, seven days a week. We also offer e-mail-based support. Customers generally purchase the first year of product support at the time they license our software; after that, support may be renewed on an annual basis. Our support engineers are trained to immediately render assistance to system critical problems and work with the customer to diagnose the issue and resolve it until the customer is satisfied. Our support organization works with our sales force in identifying new opportunities, product uses and for maintenance renewals.

     Training. We offer a variety of training programs tailored to particular
     ---------
user groups, including end users and information technology personnel. Training classes are offered at customer sites, in various high demand cities and also at our headquarters in Mountain View, California. We also provide training classes for third-party service providers, such as independent systems consultants and distributors. We offer training early in the sales cycle to ensure successful implementations.

Distribution
------------

     We have designed our distribution strategy to address the particular requirements of our diverse target customers. We distribute our products directly through a direct sales force. We distribute our products indirectly through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and systems integrators.

     Direct Sales. We sell our software primarily through our domestic direct
     -------------
sales organization, with sales professionals located in twenty geographic regions in the United States and Canada. Additionally, the field sales force is complemented by direct telesales and telemarketing representatives based at our headquarters in Mountain View, California. Technical sales support is provided by sales engineers located in several of the field offices.

     International. We believe it is important to have an international
     --------------
presence and intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in France, Greece, Israel, Italy, Lebanon, Russia, and Scandinavia. We have our own direct Sales and Presales Team in Germany, the UK and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong, and Thailand. We are working on our new distributiorships in Singapore, Australia, Malysia, Taiwan, and Thailand. In January 2000, we acquired a distributor in Switzerland, Viador AG, which is now a wholly-owned subsidiary of our company and is acting as our European Headquarters. For information regarding revenues from international operations, see " Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenue" on page 19.

     OEMS. We have established OEM relationships to leverage our sales efforts.
     ----
For example, we have OEM reseller agreements with several leading systems vendors to bundle our server software with certain of their product offerings. Some of our OEM partners include IBM and Micromuse.

     VARS and Systems Integrators. VARs and systems integrators customize,
     -----------------------------
configure, and install our software products with complementary hardware, software, and services. In combining these products and services, these resellers are able to deliver more complete Viador-based solutions to address specific customer needs. We may also help these VARs and systems integrators design customized applications to meet the unique requirements of these customers. Some of our VAR and Systems Integration partners include ACS, IBM Global Services, Accenture and Answerthink.

     Since our products affect users throughout the customer's organization, our sales effort involves multiple decision makers and frequently include the chief executive officer, the chief financial officer, and senior vice president of worldwide sales and marketing. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from two to nine months. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns overseas. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of products to the end of the quarter. Also, we expect our revenue to be higher in the fourth quarter than in other quarters of the year. For further discussion regarding these risks, see "Risk Factors That May Affect Future Results-Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline" on page 29.

Marketing
---------

     Our marketing efforts are directed at promoting our enterprise information portal product family, building a leadership position by defining the enterprise information portal market space and increasing our market share in that market. Our marketing programs are targeted at both mid- to executive-level information technology professionals as well as line-of-business executives, and are focused on creating awareness of, and generating interest in, our software.

     We engage in a variety of marketing activities, including developing and executing joint marketing strategies designed to leverage our existing strategic relationships, managing and maintaining our web site, issuing newsletters and direct mailings, web-marketing campaigns, creating and placing advertisements in various media, conducting aggressive public relations campaigns, and establishing and maintaining close relationships with recognized industry analysts. We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at information technology audiences. We also engage in on-going Web Seminars to further educate our target markets on use of our portal technology. Our marketing campaigns are tightly synchronized with our sales force to ensure appropriate follow up with sales leads.

     We believe with our current sales and marketing staff, we can continue to support the increasing demand for enterprise information portal software and services. We may consider expanding our sales and marketing staff, domestically and internationally, to take advantage of any additional increase in demand for enterprise information portals. However, our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. For additional discussion of risks we face with respect to our inability to retain and grow our sales and marketing staff, see "Risk Factors That May Affect Future Results-If we do not expand our customer base, we may never become profitable and our stock price will likely decline" on page 27.

Product Development
-------------------

     Our development staff is responsible for enhancing our existing products and expanding our product line. We believe that a technically skilled, quality oriented and highly productive software development organization will be a key component of the continued success of our new product offerings. We expect that we will continue to invest significantly in product development.

     Our current product development activities focus on product enhancements to the Viador E-Portal and the integration of external services and partner technology. These development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Delays or problems in the development or marketing of product enhancements or new products could result in a material adverse effect on our business. We believe that significant investments in research and development are required to remain competitive. While we intend to continue to invest a significant percentage of our total revenues in research and development, a number of our competitors are in a position to expend substantially more absolute dollars on research and development than we are. Our research and development expenditures were $8.3 million, $5.9 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Operating Expenses-Research and Development" on page 22. For a discussion of risks related to our product development, see "Risk Factors That May Affect Future Results-Risks Related To Our Industry-If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer," on page 33.

Competition
-----------

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence software vendors, large application software vendors, and application server vendors that provide a portal add-on. Business intelligence software is installed on a personal computer and permits the analysis of information in databases. We also face indirect competition from potential customers' internal development efforts.

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

     It is also possible that new competitors, alliances among competitors or other third parties may emerge and rapidly acquire significant market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business. We may be unable to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. For a discussion of the competitive risks we face, see "Risk Factors That May Affect Future Results-Risks Related To Our Industry-The markets in which we compete are highly competitive and we may not be able to compete effectively" on pages 32.

Intellectual Property Rights
----------------------------

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

     We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse affect on our business. For additional discussion regarding our intellectual property risk, see "Risk Factors That May Affect Future Results-Risks Related To Viador-If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentation, which would undermine the relative appeal of our products to customers and reduce our sales" on page 32.

Employees
---------

     As of December 31, 2000, before the implementation of a restructuring program, we had a total of 242 employees, including 98 people in sales and marketing, 55 people in engineering, 56 people in consulting and 33 people in finance and administration. After the restructuring, we have a total of 155 employees. We believe that our future success will depend in part on our continued ability to retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information regarding our current executive officers:

              Name            Age            Position
              ----            ---            --------
Jonathan M. Harding.........  48    Chief Executive Officer and President
Subramanian Ramakrishnan....  41    Chief Technology Officer and Vice
                                      President, Engineering
Steven C. Dille.............  40    Senior Vice President, Worldwide Sales
                                      and Marketing
Alice Pilch.................  35    Chief Financial Officer and Vice President,
                                      Finance

     Jonathan M. Harding has served as President and Chief Executive Officer
     -------------------
since October 2000. Mr. Harding served as Executive Vice President and General
Manager from January 2000 to October 2000 and as Senior Vice President of North
American Operations from April 1998 to January 2000. Prior to joining Viador, from July 1994 to April 1998, Mr. Harding was Managing Partner at Vision
Unlimited, an information technology consulting company. Mr. Harding also served as Vice President of Professional Services at Brock Control Systems from
July 1993 to July 1994. Previously, Mr. Harding has held senior executive positions at Computer Task Group and Knowledge Ware. Mr. Harding holds a B.S.
in Economics from SUNY-Brockport and attended the Graduate School of Industrial
Administration at Carnegie Mellon University.

     Subramanian Ramakrishnan has served as Vice President, Engineering and
     ------------------------
Chief Technology Officer since November 1999. Prior to joining Viador, Mr.
Ramakrishnan has held numerous positions worldwide at Citibank, including marketing and product development director, regional operations and technology director, and group MIS director. Most recently, he served as Chief Information
Officer and Vice President in the Global Consumer Bank group at Citibank. Mr.
Ramakrishnan holds a B.S. in Engineering from the Indian Institute of
Technology and an MBA from the Indian Institute of Management.

     Steven C. Dille has served as Senior Vice President of Worldwide Sales and
     ---------------
Marketing since October 2000. Mr. Dille served as Vice President of Marketing from December 1997 to October 2000. Prior to joining Viador, from February 1992 to November 1997, Mr. Dille served in the marketing division at Sybase, Inc., a global independent software company, most recently as director of data warehousing. Previously, Mr. Dille has held marketing and technology leadership positions at Hewlett-Packard Company, NCR and as an independent consultant. Mr.
Dille holds a B.S. in Computer Science and Mathematics from the University of
Pittsburgh and a M.B.A. in Marketing and Finance from The University of
Chicago.

     Alice Pilch has served as Vice President, Finance since August 2000 and,
     -----------
in January 2001, she was named as Chief Financial Officer.  Prior to joining
Viador, from December 1993 to August 1999, Ms. Pilch served as Director of
Accounting Services for the U.S. division of Adecco S.A., a leading company in the temporary staffing industry.  From September 1987 to December 1993, Ms.
Pilch served in various capacities at Deloitte & Touche, including as a manager in the audit division. Ms. Pilch holds a B.S. in Commerce from Santa Clara
University and is a certified public accountant.




ITEM 2.  PROPERTIES

     We currently lease the following facilities: our corporate headquarters in Mountain View, California and sales offices in New York, New York; Arlington,
Virginia; Dallas, Texas; Palm Coast, Florida; Northfield, Minnesota; San
Francisco, California; Meredith, New Hampshire; Marlborough, Massachusetts; and
Toronto, Canada. We believe that existing facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 2000, John Alves, a former employee of the Company, filed a civil complaint with the Orange County Superior Court against the Company, Stan
Wang, Jonathan Harding, and Raja Venkatesh. Mr. Alves claimed that his employment agreement with the Company entitles him to purchase more shares and at a lower price per share than the Company has offered him. The complaint alleged breach of written contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, breach of fiduciary duty, and conspiracy, and sought unspecified compensatory, emotional distress, and punitive damages, and an award of interest and costs. Mr. Alves dismissed the complaint without prejudice on December 7, 2000.

     On December 11, 2000, Mr. Alves filed a Demand for Arbitration against
Viador with the Western Case Management Center of the American Arbitration
Association (AAA) in Fresno, California for the same claims. On January 19,
2001, Mr. Alves amended his Demand, adding Stan Wang, Jonathan Harding, and
Raja Venkatesh. AAA accepted the Amended Demand on February 28, 2001.

     On November 15, 2000, Source Tagging Institute (STI) filed a complaint against the Company with the Circuit Court for the City of Alexandria, Virginia, alleging breach of contract and seeking damages. Also on November
15, 2000, Viador filed a complaint with the Circuit Court for Arlington County,
Virginia, against STI and William C. Bender, a director of STI, seeking damages, return of property, and injunctive relief. STI and the Company entered into a contract for STI to provide certain services to the Company.
The Company terminated the contract, and STI and Mr. Bender alleged that Viador had breached the contract by failing to provide sufficient support for STI to perform. The Company alleged conversion and other tortious acts against Bender and STI.

     All of these proceedings are at a very early stage, and the Company is unable to speculate as to their ultimate outcomes.

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


                                                           High        Low
                                                           ----        ---
Fiscal 1999
     Fourth Quarter (from October 26)..................   $56.00     $  9.00

Fiscal 2000
     First Quarter.....................................   $64.81     $ 25.75
     Second Quarter....................................   $49.00     $  7.13
     Third Quarter.....................................   $17.18     $  8.50
     Fourth Quarter....................................   $ 8.87     $  1.00

Fiscal 2001
     First Quarter (through March 27, 2001)............   $ 2.00     $  0.41



     On March 27, 2001, the latest practicable trading day before the printing of this annual report, the closing price per share of our common stock was $0.42. As of March 27, 2001, there were 132 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of March 27, 2001 was approximately 8,800. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease. We have never declared or paid any cash dividends on our common stock since our incorporation and anticipate that for the foreseeable future, we will continue to retain any earnings for use in our business.

Use of Proceeds of Initial Public Offering
------------------------------------------

     The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-84041) relating to the initial public offering of our common stock, was October 25, 1999. A total of 4,600,000 shares of our common stock were sold at a price of $9.00 per share to an underwriting syndicate led by Bear, Stearns & Co. Inc., CIBC World Markets Corp. and U.S.
Bancorp Piper Jaffray, Inc. The offering commenced on October 25, 1999 and closed on October 29, 1999. The initial public offering resulted in gross proceeds of $41.4 million, $2,898,000 of which was the underwriting discount.
Expenses related to the offering totaled approximately $1.3 million. We received net proceeds in the amount of $37,232,000. From the time of receipt through December 31, 2000, the proceeds were applied toward working capital requirements and capital expenditures.

ITEM 6.  SELECTED FINANCIAL DATA

     The tables that follow present portions of our financial statements and are not complete. You should read the following selected financial data in conjunction with our financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of
Operations" on page 17. The statements of operations data for the years ended
December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000, and 1999 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this filing.
The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements that are not included in this filing. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. For further information about our historical results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 17.




                                             Years Ended December 31,
                                             ------------------------
                                     2000     1999     1998     1997    1996
                                     ----     ----     ----     ----    ----
                                      (In thousands except per share data)
Statement of Operations Data:
Revenues......................... $ 26,225 $ 10,151 $  3,825 $  1,582 $   997
Cost of revenue..................   10,361    2,691    1,387      903     314
                                  -------- -------- -------- -------- -------
Gross profit.....................   15,864    7,460    2,438      679     683
Operating expense:
  Sales and marketing............   28,211   11,266    4,295    1,802     125
  Research and development.......    8,256    5,931    2,481    1,351     364
  General and administrative.....    6,853    2,940    1,365      936     358
  Impairment loss................    1,270       --       --       --      --
  Restructuring expense..........      693       --       --       --      --
  Amortization of stock-based
    Compensation.................    1,021    1,254      445       --      --
  Amortization of goodwill.......      427       --       --       --      --
                                  -------- -------- -------- -------- -------
    Total operating expense......   46,731   21,391    8,586    4,089     847
                                  -------- -------- -------- -------- -------
Operating loss...................  (30,867) (13,931)  (6,148)  (3,410)   (164)
Interest and other income
  (expense), net.................    1,535      624      (63)      62      10
                                  -------- -------- -------- -------- -------
Net loss......................... $(29,332)$(13,307)$ (6,211)$ (3,348)$  (154)
                                  ======== ======== ======== ======== =======

Basic and diluted net loss
  per share...................... $  (1.67)$  (2.20)$  (1.82)$  (1.34)$ (0.08)
                                  ======== ======== ======== ======== =======
Weighted average shares used in
  computing basic and diluted net
  loss per share.................   17,547    6,043    3,416    2,495   1,993
                                  ======== ======== ======== ======== =======


                                              As of December 31,
                                              ------------------
                                     2000     1999     1998     1997    1996
                                     ----     ----     ----     ----    ----
                                       (In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents........ $ 15,955 $ 44,720 $  4,181 $  1,029 $   290
Working capital..................    6,447   41,755    2,771     (317)     (5)
Total assets.....................   35,615   52,178    7,185    2,918     530
Long-term obligations, including
  current portion................       --       --       --       --     100
Total stockholders' equity
  (deficit)......................   17,165   43,458    3,371       90     (67)


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

Overview
--------

     We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E, use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency. We had net losses of approximately $29.3 million, $13.3 million and $6.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company had an accumulated deficit of approximately $52.3 million as of December 31, 2000.

     Historically, we have focused our selling efforts in North America and derived a significant majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the Nordic Region (Norway, Sweden, Denmark), Italy, France, Greece, Russia, Lebanon and Israel. We have our own direct Sales and Presales Team in Germany, the UK and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong, and Thailand. We intend to develop new distributorship relationships in Singapore, Australia, Malysia, Taiwan, and Thailand. In January 2000, we acquired our distributor in Switzerland, Viador AG, which is now a wholly-owned subsidiary of our company and is acting as our European headquarters.

     We were incorporated as Infospace Inc. in California in December 1995. In January 1999, we changed our name to Viador Inc., and we subsequently reincorporated in the State of Delaware. In October 1999, we raised gross proceeds of $41.4 million through an initial public offering. Since our inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the last two years, we introduced more sophisticated web products and a proprietary web security server product. In the first quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal, which integrated our prior product offerings. In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal, a product and services offering that is designed to allow personalized communication and information exchange between businesses. In the second quarter of 2000, we introduced Viador Portlets, a technology for easily extending the Viador E-Portal by adding tightly integrated modules for accessing additional data sources and applications. In the fourth quarter of 2000, we introduced Viador E-Portal Express, a portal user interface that set new standards for performance and scalability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Recent Events
     -------------

     In January 2000, Viador acquired 100% of the common stock of a Switzerland based company. See "Note 4 of Notes to Consolidated Financial Statements."

     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In response to these conditions and to shorten our path to profitability, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. It is possible that we will have further cost reductions in the future.

     In connection with the restructuring, the Company also recorded special charges related to the write-down of leasehold improvements and other assets related to a facility lease. For further information regarding the write-downs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Expense and Impairment Loss" on page 23.

     Effect of Economic Conditions.
     ------------------------------

     The current economic environment has negatively impacted our business. In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more analytical buyers and have scaled
down their budgets for capital expenditures.   In addition, potential customers
have questioned our viability as a company since our stock price and cash balances have generally decreased throughout the year 2000. These changes have lengthened the sales cycle and reduced the overall demand for our product. Finally, because it is a difficult environment for companies in the United States to raise additional funds, we have seen an increase in the age of our accounts receivables. As a result, we may experience higher levels of customer turnover and bad debt allowance.

     Segment Presentation
     --------------------

     We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals.

     Fluctuations in Operating Results
     ---------------------------------

     We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

     o demand for and market acceptance of our products and services;

     o our expansion into international markets;

     o introductions of new products and services or enhancements by us and our competitors;

     o competitive factors that affect our pricing;

     o the size and timing of customer orders;

     o hiring and retention of key personnel;

     o the mix of products and services we sell;

     o the timing and magnitude of our capital expenditures;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o conditions specific to the enterprise information portal market and other general economic factors.

     Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Results of Operations
---------------------

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated.


                                                 Years Ended December 31,
                                                 ------------------------
                                                  2000     1999     1998
                                                  ----     ----     ----
Revenue:
  License.....................................     71.3%    72.1%    59.7%
  Service.....................................     28.7     27.9     40.3
                                                 ------   ------   ------
    Total revenue.............................    100.0    100.0    100.0
Cost of revenue...............................     39.5     26.5     36.3
                                                 ------   ------   ------
Gross profit..................................     60.5     73.5     63.7
                                                 ------   ------   ------
Operating expenses:
  Sales and marketing.........................    107.6    111.0    112.2
  Research and development....................     31.5     58.3     64.9
  General and administrative..................     26.1     29.0     35.7
  Impairment charges..........................      4.8       --       --
  Restructuring expense.......................      2.6       --       --
  Amortization of stock-based compensation....      3.9     12.4     11.6
  Amortization of goodwill....................      1.6       --       --
                                                 ------   ------   ------
    Total operating expenses..................    178.1    210.7    224.4

    Operating loss............................   (117.6)  (137.2)  (160.7)
Interest and other income.....................      6.2      6.1      3.5
Interest and other expense....................     (0.4)      --     (5.2)
                                                 ------   ------   ------
    Net loss..................................   (111.8)% (131.1)% (162.4)%
                                                 ======   ======   ======


Revenue

     The Company follows the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9.

     We license our products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. We have vendor-specific objective evidence of fair value for consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. Revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred and recognized as the services are performed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement.
License revenue from OEM arrangements in which we earn a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable prepaid royalty fees we receive from OEM customers are recognized when evidence provides that all the conditions of SOP 97-2, as amended, have been satisfied. Service revenue consists of fees from professional services including integration of software, application development, training and software installation. We bill professional service fees on a time and materials basis. We recognize professional services fees as the services are performed. Customers typically purchase post-contract customer agreements annually, which are priced based on a fixed percentage of the product license fee. We recognize revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year.

     Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs, and an allocation of our facilities, communications and depreciation expenses. Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties engaged to provide consulting services to customers.

     Total Revenue. Total revenue was approximately $26.2 million, $10.1
     -------------
million and $3.8 million in 2000, 1999 and 1998, respectively, representing an increase of $16.1 million, or 158%, from 1999 to 2000 and an increase of approximately $6.3 million, or 166%, from 1998 to 1999. The increase in revenue as a percentage of total revenues and in absolute dollars from each corresponding previous year was primarily due to increased license revenue as the availability of new software products attracted new customers, including 140 new customers during the year ended December 31, 2000.

     License Revenue. License revenue was $18.7 million, $7.3 million, and $2.3
     ----------------
million in 2000, 1999 and 1998, respectively. License revenue increased $11.4 million, or 155%, from 1999 to 2000 due to the introduction of Viador PortletsTM in the fourth quarter of 2000. License revenue increased $5.0 million, or 217%, from 1998 to 1999 as we introduced new features in our existing products and introduced new software products in 1999.

     Service Revenue. Service revenue for the years ended December 31, 2000,
     ----------------
1999, and 1998 was $7.5 million, $2.8 million, and $1.5 million, or 29%, 28% and 40% of total revenue, respectively. Service revenue increased by $4.7 million, or 166%, from 1999 to 2000 and increased by $1.3 million, or 87%, from 1998 to 1999. Increases in service revenue for both years were due to an increase in labor force in the service area, which permitted Viador to further expand its services.

     Channel Mix. We distribute our products directly through a direct sales
     ------------
force. We distribute our products indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Indirect channel revenues for the years ended December 31, 2000, 1999 and 1998 were 35%, 5.4% and 3.6% of total revenues, respectively. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year primarily because of the expanded use of channel partners and their customer base. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

     Geographic Mix. International revenue (sales outside of the United States)
     ---------------
for years ended December 31, 2000, 1999 and 1998 were 14%, 6% and 12% of total revenue, respectively. International revenue increased in absolute dollars from each corresponding previous year because of increased distribution channels and customer base in international market. See Note 9 of Notes to Consolidated Financial Statements for further geographic information.

     We plan to continue to invest in international markets by direct expansion, acquisition or partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.

Gross Margin
------------

                                                 Years Ended December 31,
                                                 ------------------------
                                                  2000     1999     1998
                                                  ----     ----     ----
                                                      (in thousands)
        Gross Margin:
          License revenue....................    $18,687  $7,320   $2,283
          Service revenue....................      7,538   2,831    1,542
                                                 -------  ------   ------
            Total revenue....................     26,225  10,151    3,825
          Cost of revenue....................    (10,361) (2,691)  (1,387)
                                                 -------  ------   ------
            Gross margin.....................    $15,864  $7,460   $2,438
                                                 =======  ======   ======


     Gross margins for the years ended December 31, 2000, 1999 and 1998 were 60%, 73% and 64% of revenue respectively. The decrease in gross margin from 1999 to 2000 is primarily due to amortization of capitalized software costs of $923,000 and increased service costs related to consulting fees and payroll expenses. The increase from 1998 to 1999 resulted primarily from the increased dollars of revenue derived from license revenue for which the related cost of license revenue was insignificant.

Cost of revenue
---------------

     Our cost of revenue includes salaries and related expenses for our customer support, professional consulting and training services and costs of contracting with third parties to provide consulting services to customers. Our cost of revenue also includes royalties due to third parties for integrated technology, the cost of manuals and product documentation and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs and an allocation of our facilities and depreciation expenses.

     Cost of revenue for the years ended December 31, 2000, 1999 and 1998 was $10.4 million, $2.7 million and $1.4 million, or 40%, 27% and 36% of total revenues, respectively. Cost of revenue as a percentage of total revenue increased by 285% from 1999 to 2000 and decreased by 9% from 1998 to 1999. The increase from 1999 to 2000 is primarily due to amortization of capitalized software costs of $923,000 and increased service costs related to consulting fees and payroll expenses. The decrease from 1998 to 1999 resulted primarily from the increased dollars of revenue derived from license revenue for which the related cost of license revenue was insignificant. We anticipate that our cost of revenue will grow as a percentage of revenues in future periods in order to accommodate planned increases in the number of customers and greater utilization of our services by existing customers. The cost of our license revenue also may increase.

Operating Expenses
------------------

     Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of goodwill. In addition to five general categories, we have recorded special charges for restructuring expense and impairment in fiscal 2000. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category includes expenses that may be common to the other categories, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the category, such as sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent and utilities for the corporate office and depreciation expense for office furniture and equipment. Viador's total operating expenses for the years ended December 31, 2000, 1999 and 1998 were $46.7 million, $21.4 million and $8.6 million, or 178%, 211%, and 224% of total revenues, respectively. Operating expenses increased for each year compared to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

corresponding earlier year in absolute dollars as we increased sales and marketing activities, developed new distribution channels, funded greater levels of research and development, broadened professional services and support, and improved operational and financial systems.

     Sales and Marketing
     -------------------

     Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the years ended December 31, 2000, 1999 and 1998 were $28.2 million, $11.3 million, and $4.3 million, or 108%, 111%, and 112% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars from 1999 to 2000 and from 1998 to 1999 primarily due to increased staffing, tradeshow events and investment in international costs. In addition, costs of $3.2 million were booked to bad debt reserve for the fiscal year ending December 31, 2000. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Research and Development
     ------------------------

     Research and development expenses consist of operating expenses associated with software development. Had we not capitalized any software development costs, research and development expense for the year ended December 31, 2000 would have been 41% of total revenue. Research and development expense increased 32% without software capitalization in 2000 as compared to the year ended December 31, 1999. The increase in research and development expenses in fiscal 2000 compared to 1999 was due to planned increases in research and development headcount plus increased spending for external consultants. Early in fiscal 2000, we began enhancing our E-Portal Suite software, which was already a working product. Accordingly, we had attained technological feasibility, as defined in the accounting standards. We capitalized approximately $3,376,000 additional development costs related to enhancing this product in fiscal 2000. Amortization of capitalized software development costs is charged to cost of revenue and totaled approximately $923,000 in fiscal 2000.

     In January 2000 we began several major enhancement programs designed to improve our existing E-Portal Suite software product. Once we established a detailed program design for each enhancement we began capitalizing subsequently incurred development costs. Consequently, we capitalized approximately $3,376,000 in software development costs during our fiscal year ending December 31, 2000. In addition, we evaluated the recoverability of these costs at December 31, 2000 by comparing the carrying amount of $2,453,000 to the estimated net realizable value. Based upon this analysis, we determined that the carrying amount appears to be recoverable. However, if our forecasted revenues deteriorate significantly or our direct costs of selling this product increases significantly, we may need to record a write-down in future periods.

     General and Administrative
     --------------------------

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were $6.9 million, $2.9 million, and $1.4 million, or 26%, 29% and 36% of total revenues respectively. General and administrative expense increased in absolute dollars from 1999 to 2000 and from 1998 to 1999, primarily due to increased staffing, rent, management fees and professional legal services reflecting increased business activity and support requirements. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Amortization of Stock-based Compensation
     ----------------------------------------

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the years ended December 31, 2000, 1999 and 1998 was $1.0 million, $1.2 million and $445,000, or 4%, 12% and 12% of total revenues, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Amortization of Goodwill
     ------------------------

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which is five years. Amortization of goodwill for the year ended December 31, 2000 was $427,000, or 2%, of total revenue. There was no amortization of goodwill in fiscal 1999 and 1998. At December 31, 2000, the Company performed an evaluation of goodwill to determine whether recoverable. The evaluation was based on current year activities and project cash flows as compared to the carrying value of goodwill. Our evaluation related to our Switzerland-based subsidiary currently indicates that the December 31, 2000 balance of $1.7 million is recoverable. However, if the operating results for 2001 do not meet our current expectations, we may record an impairment charge for some portion or all of the remaining unamortized balance.

     Restructuring Expense and Impairment Loss
     -----------------------------------------

     In December 2000, we implemented a Board-approved restructuring program to streamline the Company's business and to reduce costs, which resulted in a restructuring charge of $693,000. This restructuring charge included $234,000 for severance charges associated with the reduction in work force (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on pre-existing space that is currently vacant. This accrual was based on an assumption that the space will remain vacant for three months. Our actual cost for rental of this vacant space may increase if we are unable to find a suitable lessee by May 31, 2001. In connection with the restructuring, the Company also recorded charges totaling $1,270,000 for write-downs of leasehold improvements and other assets. These assets were specifically identified in the restructuring program. As of December 31, 2000, $693,000 remains accrued and is expected to be paid by the end of the second quarter of fiscal 2001. It is possible that we will have further cost reductions in the future and thereby incur additional expense.

Operating Loss
--------------

     For the years ended December 31, 2000, 1999 and 1998, operating loss was $30.9 million, $13.9 million and $6.1 million or (118%), (137%) and (161%) of total revenue.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred recurring net losses in each year since inception and, as of December 31, 2000, had an accumulated deficit of approximately $52.3 million.

     Although our restructuring is expected to significantly reduce our operating costs, our limited operating history makes it difficult for us to predict future operating results with certainty and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Interest and Other Income (Expenses), Net
-----------------------------------------

     Interest and other income (expense) net, for the years ended December 31, 2000, 1999, and 1998 was $1.5 million, $624,000, and ($63,000) or 6%, 6% and
(2)% of total revenue, respectively. The increase from 1999 to 2000 was primarily due to earnings on our initial public offering proceeds received in late October 1999.

Income Tax
----------

     Viador provided no income tax provision for the years ended December 31, 2000, 1999 and 1998. The net deferred tax assets as of December 31, 2000 were $0, net of a valuation allowance of $20.4 million, of which $18.5 million relates to net operating loss and tax credit carryforwards. Realization of Viador's net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
-------------------------------

     From our inception, we have financed our operations primarily through private equity placements and an initial public offering of common stock. The total amount of equity raised through a series of private financing rounds and our October 1999 initial public offering from our inception through December 31, 2000 was approximately $63.8 million. As of December 31, 2000, we had an accumulated deficit of approximately $52.3 million and cash and cash equivalents of approximately $16.0 million. For the years ended December 31, 2000, 1999 and 1998, we had net losses of approximately $29.3 million, $13.3 million and $6.2 million, respectively. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001. We will need to obtain additional financing to finance continuing operating losses. There can be no assurance that the Company will be successful in its efforts to reduce expenses or to obtain additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See
Note 2 to the Consolidated Financial Statements.

     As of December 31, 2000, Viador's principal source of liquidity was $16.0 million in cash and cash equivalents representing a $28.8 million decrease from the December 31, 1999 balance of $44.7 million. Viador's cash and cash equivalents are managed to be available for working capital, strategic investment opportunities, or other potential cash needs in the future. As of December 31, 2000, Viador had $5.0 million outstanding balance under a bank line of credit, which was paid subsequent to December 31, 2000.

     In 2000, cash used in operating activities of approximately $23.1 million was primarily attributable to a net loss for the year of $29.3 million, and also due to the changes in operating assets and liabilities. Cash used in investing activities was $12.0 million, related primarily to capital expenditures, capitalizable software development costs, a security deposit and cash paid in a business acquisition. Our capital expenditures primarily consisted of purchases of computer hardware, software and leasehold improvement expenditures related to our corporate facility. Cash provided by financing activities of $6.4 million for 2000 was primarily attributable to $5.0 million in borrowing under a line of credit.

     During the years 1999 and 1998, cash used in operating activities of $10.1 million and $4.8 million, respectively, was primarily attributable to a net loss for each year of $13.3 million and $6.2 million, partially reduced by non-cash charges from amortization and depreciation. Cash used in investing activities of $1.5 million and $484,000 during 1999 and 1998, respectively, related to capital expenditures. The capital expenditures primarily consisted of purchases of computer hardware and software as well as furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $52.0 million and $8.5 million for 1999 and 1998, respectively, were primarily attributable to net proceeds from our initial public offering October 1999 and private equity placements, respectively.

     Deferred revenue primarily represents deferred portion of license and service revenues received pursuant to the term of OEM, subscription and maintenance contracts. Deferred revenues decreased to $4.7 million as of December 31, 2000 from $5.0 million as of December 31, 1999.

     Viador's principal commitments as of December 31, 2000 consisted of obligations under noncancelable operating leases for monthly rent. See Note 11 of Notes to Consolidated Financial Statements. As of December 31, 2000, $5.0 million was outstanding under a short-term credit facility. Subsequent to December 31, 2000, the bank line of credit, which matured on December 31, 2000, was paid in full. The bank line of credit was not renewed. Consequently, as of the date of the filing of this registration statement, the Company has no borrowing capacity with any lending institution.

     We believe our cash reserves are insufficient to fund our ongoing operations through fiscal 2001 and do not expect cash flows from operations to be sufficient in the next twelve months. Although efforts are underway to secure financing to enable us to meet our obligations, execution of our business plan will require additional capital to fund. There is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to our current shareholders. Lack of additional funds will materially affect us and our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in Viador.

                 RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                           Risks Related to Viador

We cannot predict whether we will be successful because we have a short
-----------------------------------------------------------------------
operating and sales history.
----------------------------

     We were founded in 1995, and began offering software products in the third quarter of 1996. Our primary product, the Viador E-Portal, was first shipped in the first quarter of 1999. We introduced Viador Portlets in the second quarter of 2000 and Viador E-Portal Express in the fourth quarter of 2000.

     We have made significant investments in our sales and marketing programs, personnel recruitment, product development and infrastructure and have experienced significant losses on a quarterly and annual basis in the past. You must consider us and our prospects in light of the risks and difficulties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. The revenue and income potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate us and our prospects.

     Our ability to address these risks depends on a number of factors, which include our ability to:

     o provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

     o market the Viador E-Portal, our other products and the Viador brand name effectively;

     o continue to grow our infrastructure to accommodate new developments in the enterprise information portal software market and increased sales;

     o retain and motivate qualified personnel; and

     o respond to competition.

     We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value.

Auditor's opinion expresses doubt about our ability to continue as a "going
---------------------------------------------------------------------------
concern."
--------

      The Independent Auditor's Report issued in connection with the audited financial statements of the Company for the calendar year ended December 31, 2000, expresses substantial doubt about the Company's ability to continue as a going concern, due to the lack of sufficient source of revenue and our dependence on our ability to raise capital from stockholders or other sources to sustain operations. See "Financial Statements - Independent Auditor's Report."

Failure to raise additional capital will have a material adverse effect on our
------------------------------------------------------------------------------
ability to operate as a going concern.
--------------------------------------

     We will require additional financing to fund the continuation and growth of our operations, including funding for capital expenditures and working capital requirements. We believe we have insufficient capital to fund our operations through fiscal 2001. We are considering financing our current capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations might make it difficult to raise additional capital. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment, goodwill and capitalized software development costs may not be recovered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 24.

As a result of questions concerning our status as a going concern, our
----------------------------------------------------------------------
customers and vendors may decide not to do business with us.
------------------------------------------------------------

     Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.

Our business currently depends on revenue related to the Viador E-Portal, and
-----------------------------------------------------------------------------
it is uncertain whether the market will increasingly accept this product.
-------------------------------------------------------------------------

     We generate most of our revenue from licenses and services related to the products comprising the Viador E-Portal. We expect that these products, and future upgraded versions of these products, will continue to account for a large portion of our revenue for the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Our business could be harmed if we fail to deliver the enhancements to our products that customers want.

     The market for enterprise information portal software is still in its infancy as an emerging technology and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

      o effectively market the Viador E-Portal, our other products and our services;

      o hire, train and retain a sufficient number of qualified sales and marketing personnel;

      o provide high-quality and reliable customer support for our products;

      o distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

      o develop for Viador a favorable reputation among our customers, potential customers and participants in the software industry; and

      o withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

     Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

     Our services consist of maintenance, support, consulting and training. Service revenue represented 29%, 28% and 40% of total revenue for 2000, 1999 and 1998, respectively. We anticipate that service revenue will decrease as a percentage of total revenue. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Continuing uncertainty of the U.S. economy may have serious implications for
----------------------------------------------------------------------------
the growth and stability of our business and may negatively affect our stock
----------------------------------------------------------------------------
price.
------

     The revenue growth and profitability of our business depends significantly on the overall demand for software products, particularly in the product segments in which we compete. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This weakening has resulted in individuals and companies delaying or reducing expenditures, such as for increasing their use of Internet services. Further delays or reductions in Internet services expansion spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price.

We have a history of losses and may not be able to achieve profitability in the
-------------------------------------------------------------------------------
future.
-------

     Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 2000, we had an accumulated net deficit of approximately $52.3 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face significant competition.

If we do not expand our customer base, we may never become profitable and our
-----------------------------------------------------------------------------
stock price will likely decline.
--------------------------------

     The market for enterprise information portal software is newly emerging and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services principally depends on our ability to:

     o effectively market the Viador E-Portal, our other products and our services;

     o hire, train and retain a sufficient number of qualified sales and marketing personnel;

     o provide high-quality and reliable customer support for our products;

     o distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

     o develop a favorable reputation for Viador among our customers, potential customers and participants in the software industry; and

     o withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

     Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

Our stock price has fallen below $1.00 per share and we risk being delisted
---------------------------------------------------------------------------
from the Nasdaq National Market
-------------------------------

     Our common stock has fallen below $1.00 per share and could be involuntarily delisted from the Nasdaq National Market. As of March 27, 2001, the closing sale price of our common stock has been below $1.00 per share for 26 consecutive days. If our stock is delisted from the Nasdaq National Market, it will trade on the Nasdaq Small Cap Market, which is a less prestigious and active stock market. If we are delisted from the Nasdaq National Market, you may find it more difficult to sell your shares at an attractive price or at all, and we may suffer a stigma that makes it more difficult to obtain financing, recruit and retain employees, and enter into strategic arrangements with other companies.

     Our operating results in one or more future periods may fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to fall.

We may experience significant fluctuations in our future results of operations
------------------------------------------------------------------------------
due to a variety of factors, many of which are outside of our control,
----------------------------------------------------------------------
including:
----------

     o demand for and market acceptance of our products and services;

     o our expansion into international markets;

     o introduction of products and services or enhancements by us and our competitors;

     o competitive factors that affect our pricing;

     o the mix of products and services we sell;

     o the timing and magnitude of our capital expenditures, including costs relating to the expansion of our operations;

     o the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

     o the hiring and retention of key personnel;

     o conditions specific to the enterprise information portal market and other general economic factors;

     o changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

     o new government legislation or regulation.

     We typically receive 50% to 70% of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. Because a substantial portion of our costs are relatively fixed and based on anticipated revenue, a failure to book an expected order in a given quarter will likely not be offset by a corresponding reduction in costs and, therefore, could adversely affect our operating results for that quarter. Due to these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. In future periods, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly.

Because our customers' orders vary substantially in size, our quarterly
-----------------------------------------------------------------------
operating results are difficult to forecast and may fluctuate.
--------------------------------------------------------------

     Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over one million dollars. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Since our sales cycle is long, unpredictable and subject to seasonal
--------------------------------------------------------------------
fluctuations, it is difficult to accurately forecast our revenue; if we fail to
-------------------------------------------------------------------------------
achieve our forecasted revenue, our operating results will suffer and our stock
-------------------------------------------------------------------------------
price may decline.
------------------

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

If our software contains errors, we may lose customers or experience reduced
----------------------------------------------------------------------------
market acceptance of our products.
----------------------------------

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

Product liability claims could harm our business.
-------------------------------------------------

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

We may be unable to maintain or grow our international operations, which could
------------------------------------------------------------------------------
slow or undermine our overall growth.
-------------------------------------

     During 2000, 1999 and 1998, we derived 14%, 6% and 12%, respectively, of our total revenue from sales outside the United States. During the past three years, we have derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

     We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. We are currently working on renewing the terms of distributorship. To the extent we are unable to favorably renew our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Our international operations are subject to a number of risks, including:

     o costs of customizing our products for foreign countries;

     o protectionist laws and business practices favoring local competition;

     o dependence on the performance of local resellers and other strategic partners;

     o adoption of general Internet technologies in each international market;

     o compliance with multiple, conflicting and changing governmental laws and regulations;

     o longer sales and payment cycles;

     o import and export restrictions and tariffs;

     o difficulties in staffing and managing international operations;

     o greater difficulty or delay in accounts receivable collection;

     o foreign currency exchange rate fluctuations;

     o multiple and conflicting tax laws and regulations; and

     o political and economic instability.

If our plan to sell the Viador E-Portal directly to customers is not
--------------------------------------------------------------------
successful, we may not be able to grow our revenue and our stock price may
--------------------------------------------------------------------------
suffer.

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

Our failure to manage our growth could adversely affect our business.
---------------------------------------------------------------------

     The continued expansion of our operations will place a strain on our management, financial controls, operations systems, personnel and other resources. Our ability to manage our future growth, should it occur, will depend in large part upon a number of factors including our ability to rapidly:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o build and train our sales and marketing staff to create an expanding presence in the evolving enterprise information portal market, and keep them fully informed over time regarding the technical features, issues and key selling points of our products;

     o develop our customer support capacity as sales of our products grow, so that we can provide customer support without diverting engineering resources from product development efforts; and

     o expand our internal management so that we can maintain control over our operations and provide support to other functional areas within Viador as the number of our personnel and size of our organization increases.

     Our inability to achieve any of these objectives could adversely affect our business.

We depend on technology licensed from third parties and, if we do not maintain
------------------------------------------------------------------------------
those license arrangements, this could result in delays in shipping our
-----------------------------------------------------------------------
products and services, which could harm our business.
-----------------------------------------------------

     We license our search engine technology, which is integrated into the Viador E-Portal, from Inktomi. This technology provides users of our products with the ability to search and classify information. We also license JRUN, a Java servlet engine from Macromedia, which is necessary for users to access the Viador E-Portal. This software may not continue to be available on commercially reasonable terms, or at all. Our loss of or inability to maintain either of these technology licenses could result in delays in the sale of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

If we do not manage the recent reduction in our workforce, it could have a
--------------------------------------------------------------------------
material adverse effect on our business.
----------------------------------------

     We reduced our workforce in the United States by 87 employees, or 36% of our total workforce in the United States, to streamline our business and reduce costs. It is possible that we will have additional reductions in our workforce. Any failure to manage the impact of the workforce reduction on our product development schedules, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.

If we are unable to motivate and retain our personnel, it could have a
----------------------------------------------------------------------
material, adverse effect on our business.
-----------------------------------------

     Our success depends in large part on our ability to motivate and retain highly-skilled employees on a timely basis. Our workforce reduction in December 2000 and any future workforce reduction could result in some disruption in our ongoing operations and harm our efforts to motivate existing employees. Our failure to retain highly-skilled personnel may limit the rate at which we generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

If we do not successfully retain skilled personnel for permanent management
---------------------------------------------------------------------------
positions, we may not be able to effectively implement our business objectives.
-------------------------------------------------------------------------------

     In October 2000, we experienced significant personnel changes at the senior management level, including the resignation of our President and Chief Executive Officer and our Chief Financial Officer. The Board appointed Jonathan Harding as President and Chief Executive Officer and President in October 2000 and Alice Pilch as Chief Financial Officer in January 2001. We cannot predict how these changes in management will affect our business. However, if we fail to retain qualified individuals for these senior management positions, our business, financial condition and results of operations will be seriously harmed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We may not be able to recruit and retain personnel, which would impair our
--------------------------------------------------------------------------
growth.
-------

     We are highly dependent on certain members of our management and engineering staff, including, without limitation, our Chief Executive Officer, our Chief Technology Officer, our Senior Vice President of Worldwide Sales and Marketing, and our Chief Financial Officer. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

If we are unable to effectively protect our proprietary rights, our competitors
-------------------------------------------------------------------------------
may be able to copy important aspects of our products or product presentation,
------------------------------------------------------------------------------
which would undermine the relative appeal of our products to customers and
--------------------------------------------------------------------------
reduce our sales.
-----------------

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

If our products infringe upon the proprietary rights of others, we may be
-------------------------------------------------------------------------
forced to pay high prices to license new technology or stop selling our
-----------------------------------------------------------------------
products.
---------

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

                        Risks Related To Our Industry
                        -----------------------------

The markets in which we compete are highly competitive, and we may not be able
------------------------------------------------------------------------------
to compete effectively.
-----------------------

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence software vendors, large application software vendors, and application server vendors providing a portal add-on. Business intelligence software is installed on a personal computer and permits the analysis of information in databases. We also face indirect competition from potential customers' internal development efforts. We cannot assure that we will be able to successfully compete against current and future competitors, or that competitive pressures we face will not materially adversely affect our business, prospects, operating results and financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

If we fail to manage technological change or effectively respond to changes in
------------------------------------------------------------------------------
customer needs, demand for our products and services will drop and our business
-------------------------------------------------------------------------------
will suffer.
------------

     The market for enterprise information portals is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

     o our technology or systems may become obsolete upon the introduction of alternative technologies;

     o the technological life cycles of our products are difficult to estimate;

     o we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

     o the price of the products and services we provide may decline as rapidly as, or more rapidly than, the cost of any competitive alternatives.

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

Our business and prospects will suffer if we are unable to adequately respond
-----------------------------------------------------------------------------
to customer demands.
--------------------

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

Our future success will depend upon the ability of our products to work with a
------------------------------------------------------------------------------
large variety of hardware, software, database and networking systems.
---------------------------------------------------------------------

     We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we must support an increased number of systems in the future. We currently develop our products on Microsoft Windows NT and Solaris. Therefore, we experience a delay when we adapt our products to be installed on other major servers. A delay in any rollout of our product onto a new system could adversely affect our revenues and operating results. There can be no assurance that we will adequately expand our data source and system coverage to service potential customers, or that the expansion will be sufficiently rapid to meet or exceed the system and data source coverage of our competitors. The success of our products will depend on various factors, including the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems and data sources, as well as or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

If our stock price is volatile or decreases significantly, you may not be able
------------------------------------------------------------------------------
to sell your stock at a favorable price at any given time or ever.
------------------------------------------------------------------

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

Our officers, directors and affiliates may be able to control all matters
-------------------------------------------------------------------------
submitted for stockholder approval, and you will be subject to their decisions.
-------------------------------------------------------------------------------

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

We have certain anti-takeover defenses that could prevent an acquisition of our
-------------------------------------------------------------------------------
business that you might favor.
------------------------------

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At December 31, 2000, 1999 and 1998, our cash investments were all short-term and had an average interest rate ranging from 6.56% to 6.73% . The fair value of our cash investments approximated the book value as of December 31, 2000, 1999 and 1998 of $16.0 million, $44.7 million, and $4.1 million, respectively.

Impact of Foreign Currency Rate Change
--------------------------------------

     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three-year period ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data of Viador Inc. required by this item are set forth on the pages indicated for Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   PART III

     The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Annual Report on Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant" and the information with respect to certain related transactions, which is included in "Item 13. Certain Relationships and Related Transactions."

     At the time the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 was filed with the Commission, the Registrant believed that Mr. Subramanian Ramakrishnan had exercised outstanding stock option for 44,167 of the Registrant's common stock at an exercise price of $5.28 per share by delivering the Note Secured by Stock Pledge Agreement filed as Exhibit 10.17 to the 10-Q. However, the Note Secured by Stock Pledge Agreement filed as Exhibit
10.17 to the Quarterly Report on 10-Q was never in fact executed and is without any legal effect, and Mr. Ramakrishnan's stock option to purchase 44,167 shares of the Registrant's common stock at $5.28 per share remains outstanding and unexercised.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

       1. Financial Statements

                                                                          Page
                                                                          ----
          Independent Auditors' Report...................................  F-2

          Consolidated Balance Sheets as of December 31, 2000 and 1999...  F-3

          Consolidated Statements of Operations for the years ended
            December 31, 2000, 1999 and 1998.............................  F-4

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.......................  F-5

          Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998.............................  F-6

          Notes to Consolidated Financial Statements.....................  F-7

       2. Financial Statement Schedule

       The following Financial Statement Schedule of the Registrant is filed as part of this Report.

          Schedule II-Valuation and Qualifying Accounts..................  S-1

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

       3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:


 Exhibit
   No.                                  Exhibit Title
 -------                                -------------
 *3.1     Form of Amended and Restated Certificate of Incorporation

                                      36


 Exhibit
   No.                                  Exhibit Title
 -------                                -------------
 *3.2     Form of Amended and Restated Bylaws
 *4.1     Reference is made to Exhibit 3.1
 *4.2     Reference is made to Exhibit 3.2
 *4.3     Specimen Common Stock certificate
 *4.4     Amended and Restated Investors' Rights Agreement, among the
          Registrant and the parties listed on Schedule A thereto, dated May
          21, 1999
 *10.1    Form of Amended and Restated 1997 Stock Option and Incentive Plan
 *10.2    Form of 1999 Stock Incentive Plan
 *10.3    Form of 1999 Employee Stock Purchase Plan
 *10.4    Form of Indemnification Agreement for Officers and Directors
 *10.5    Assignment of Lease, by and between the Registrant and Valley of
          California, Inc., and Consent to Assignment, dated as of December 16,
          1997 and related office leases
 *10.6    Collateral Assignment, Patent Mortgage and Security Agreement, by and
          between the Registrant and Comerica Bank-California, dated March 4,
          1997
 *10.7    Revolving Credit Loan and Security Agreement, by and between the
          Registrant and Comerica Bank-California, dated March 17, 1999
 *10.8    SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998
 *10.9    Software Marketing and Distributorship Agreement by and between the
          Registrant and Mitsui & Co. Ltd, dated June 26, 1997
 *10.10   Variable Rate Single Payment Note by and between the Registrant and
          Comerica Bank-California, dated June 29, 1999
 **10.11  Alza Corporation Sublease to Viador Inc., by and between the
          Registrant and Alza Corporation, dated January 31, 2000
 **10.12  Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
          David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the
          Registrant, dated January 20, 2000
***10.13  Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.14  Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated April 14, 2000
***10.15  Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000

                                      37


 Exhibit
   No.                                  Exhibit Title
 -------                                -------------
***10.16  Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated May 26, 2000
   10.17  Note Secured by Stock Pledge Agreement, by and between Steve Dille and the Registrant, dated July 13, 2000
   10.18  Stock Pledge Agreement, by and between Steve Dille and the
          Registrant, dated July 13, 2000
   10.19  Employment Agreement between Steve Dille and the Registrant dated
          November 30, 2000
   10.20  Employment Agreement By and Between Johnathan Harding and the
          Registrant dated October 5, 2000
   10.21  Mutual Release Agreement By and Between Viador GmbH and the
          Registrant Dated November 27, 2000
   23.1   Consent of KPMG, LLP, Independent Auditors, dated March 30, 2001


  * Incorporated by reference to Exhibits of the Registrant's Registration Statement on Form S-1 (File No. 333-84041) filed on October 25, 1999.

 ** Incorporated by reference to Exhibits of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.
*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 14, 2000.

     (b) Reports on Form 8-K.

     The Registrant filed a report on Form 8-K on October 10, 2000 announcing the appointment of Jonathan Harding as President and Chief Executive Officer.

     (c) See the Exhibit Index of this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2001.

                                                  VIADOR CORPORATION


                                                  By:  /s/ JONATHAN HARDING
                                                     --------------------------
                                                          Jonathan Harding
                                                           President and
                                                      Chief Executive Officer

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Harding and Alice Pilch jointly and severally, as such person's attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on April 2, 2001 on behalf of the Registrant and in the capacities indicated:


           Signature               Title                            Date
           ---------               -----                            ----
  /s/ JONATHAN HARDING     President and Chief Executive          April 2, 2001
-------------------------  Officer (Principal Executive Officer)
    Jonathan Harding

    /s/ ALICE PILCH        Chief Financial Officer (Principal     April 2, 2001
-------------------------  Financial Officer and Principal
      Alice Pilch          Accounting Officer)

   /s/ TEDDY KIANG         Director                               April 2, 2001
-------------------------
      Teddy Kiang

   /s/ RANDOLPH MARKS      Director                               April 2, 2001
-------------------------
    Randolph Marks

   /s/ CHONG SUP PARK      Director                               April 2, 2001
-------------------------
    Chong Sup Park

 /s/ VIRGINIA M. TUREZYN  Director                               April 2, 2001
-------------------------
   Virginia M. Turezyn

    /s/ STAN WANG         Director                               April 2, 2001
-------------------------
       Stan Wang

                                      39

                                  VIADOR INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----
Independent Auditors' Report........................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999........   F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998.................................   F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999, and 1998.................................   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.................................   F-6

Notes to Consolidated Financial Statements..........................   F-7


                                      F-1

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Viador Inc.:

     We have audited the accompanying consolidated balance sheets of Viador Inc. (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, consolidated stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viador Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ KPMG LLP

Mountain View, California
March 26, 2001

                                      F-2


                                  VIADOR INC.

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                              December 31,
                                                              ------------
                                                             2000      1999
                                                             ----      ----
ASSETS
Current assets:
  Cash and cash equivalents............................... $ 15,955   $ 44,720
  Accounts receivable, net of allowance of $2,033 and
    $208 in 2000 and 1999, respectively...................    7,072      5,435
  Other current assets....................................    1,870        320
                                                           --------   --------
    Total current assets..................................   24,897     50,475
Property and equipment, net...............................    4,357      1,413
Goodwill and other intangibles, net.......................    1,705         --
Capitalized software development cost, net................    2,453         --
Other assets..............................................    2,203        290
    Total assets.......................................... $ 35,615   $ 52,178
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable........................................... $  6,000   $     --
  Accounts payable........................................    1,376        942
  Accrued liabilities.....................................    3,640      2,113
  Accrued vacation........................................    1,052        548
  Accrued bonus...........................................    1,035        145
  Accrued restructuring expense...........................      693         --
  Deferred revenue........................................    4,654      4,972
                                                           --------   --------
    Total liabilities.....................................   18,450      8,720

Commitments (Note 11)

Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
    -- 10,000,000 shares authorized as of December 31,
    2000 and 1999
    None issued and outstanding as of December 31, 2000
      and 1999............................................       --         --
  Common Stock, $0.001 par value; 100,000,000 shares
    authorized as of December 31, 2000, and 1999; 18,199,139
    and 16,559,238 shares issued and outstanding as of
    December 31, 2000 and 1999, respectively..............       19         17
  Additional paid-in capital..............................   71,431     68,255
  Deferred stock-based compensation.......................   (1,759)    (1,796)
  Treasury stock..........................................      (34)       (34)
  Notes receivable from stockholders......................     (123)        --
  Accumulated deficit.....................................  (52,316)   (22,984)
  Accumulated other comprehensive loss....................      (53)        --
                                                           --------   --------
    Total stockholders' equity............................ $ 17,165   $ 43,458
                                                           --------   --------
    Total liabilities and stockholders' equity............ $ 35,615   $ 52,178
                                                           ========   ========

           See accompanying notes to consolidated financial statements.

                                      F-3


                                  VIADOR INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2000     1999     1998
                                                      ----     ----     ----
Revenue:
  License.......................................... $ 18,687 $  7,320 $  2,283
  Service..........................................    7,538    2,831    1,542
                                                    -------- -------- --------
    Total revenue..................................   26,225   10,151    3,825
Cost of revenue....................................   10,361    2,691    1,387
                                                    -------- -------- --------
Gross profit.......................................   15,864    7,460    2,438
                                                    -------- -------- --------
Operating expenses:
  Sales and marketing..............................   28,211   11,266    4,295
  Research and development.........................    8,256    5,931    2,481
  General and administrative.......................    6,853    2,940    1,365
  Impairment charges...............................    1,270       --       --
  Restructuring expense............................      693       --       --
  Amortization of stock-based compensation*........    1,021    1,254      445
  Amortization of goodwill.........................      427       --       --
                                                    -------- -------- --------
    Total operating expenses.......................   46,731   21,391    8,586
                                                    -------- -------- --------
    Operating loss.................................  (30,867) (13,931)  (6,148)
Interest and other income..........................    1,636      624      134
Interest and other expense.........................     (101)      --     (197)
                                                    -------- -------- --------
    Net loss....................................... $(29,332)$(13,307)$ (6,211)
                                                    ======== ======== ========
Basic and diluted net loss per share............... $  (1.67)$  (2.20)$  (1.82)
                                                    ======== ======== ========

Shares used in computing basic and diluted net
  loss per share...................................   17,547    6,043    3,416
                                                    ======== ======== ========

* The allocation of the amortization of stock-based compensation relates to the following expense categories as follows:

                                                      2000     1999     1998
                                                      ----     ----     ----
   Cost of revenue................................. $    102 $     63 $     40
   Sales and marketing.............................      705      527      151
   Research and development........................      194      288      218
   General and administrative......................       20      376       36
                                                    -------- -------- --------
                                                    $  1,021 $  1,254 $    445
                                                    ======== ======== ========

           See accompanying notes to consolidated financial statements.


                                                             VIADOR INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (In thousands, except share data)


                                                               Deferred            Notes                       Accu-       Total
                                                        Addi-    stock-          receivable                    mulated      stock-
                           Convertible                 tional    based              from      Accu-  Compre-   other      holders'
                         preferred stock Common stock  paid-in   compen- Treasury  stock-    mulated hensive  compre-      equity
                         Shares  Amount  Shares Amount capital  sation    stock   holders   deficit   loss   hensive loss (deficit)
                         ------  ------  ------ ------ -------  ------    -----   -------   -------   ----   ------------  -------
Balances as of
 December 31, 1997.....1,543,235 $ 2  $4,612,512 $ 5  $ 3,687  $   --    $   --   $ (138)   $(3,466) $   --     $  --       $  90
Stock options exercised       --  --      78,996  --        8      --        --       --         --      --        --           8
Repurchase of stock in
  settlement of notes
  receivable from
  founders.............       --  --     (26,919) --       (1)     --       (34)      35         --      --        --          --
Cancellation of
  Stockholders notes...       --  --          --  --       --      --        --       --        103      --        --         103
Issuance of Series B
  convertible preferred
  stock net of $92
  issuance costs.......2,763,631   2          --  --    8,528      --        --       --         --      --        --       8,530
Deferred stock-based
  compensation related
  to stock option grants      --  --          --  --    1,593  (1,593)       --       --         --      --        --          --
Amortization of
  Deferred stock-based
  Compensation.........       --  --          --  --       --     445        --       --         --      --        --         445
Warrants for services
  Performed............       --  --          --  --       88      --        --       --         --      --        --          88
Options issued to
  non-employees........       --  --          --  --      188      --        --       --         --      --        --         188
Warrants issued in
  connection with bridge
  loan.................       --  --          --  --      130      --        --       --         --      --        --         130
Net loss...............       --  --          --  --       --      --        --       --     (6,211) (6,211)       --      (6,211)
                       --------- ---  ---------- ---  -------  ------  --------  -------   --------  ------  --------   ---------
Comprehensive loss.....                                                                              (6,211)
                                                                                                     ======
Balances as of
  December 31, 1998....4,306,866   4   4,664,589   5   14,221  (1,148)      (34)      --     (9,677)     --        --       3,371
Stock options exercised       --  --     395,784  --      197      --        --       --         --      --        --         197
Issuance of Series C
  convertible preferred
  stock net of $38
  issuance costs.......2,495,994   3          --  --   14,540      --        --       --         --      --        --      14,543
Cashless exercise of
  warrants for preferred
  stock................    2,923  --          --  --       --      --        --       --         --      --        --          --
Issuance of common stock
  in public offering
  net of $4,168 issuance
  costs................       --  --   4,600,000   5   37,227      --        --       --         --      --        --      37,232
Warrants for services
  Performed............       --  --          --  --       37      --        --       --         --      --        --          37
Preferred stock
  converted to common
  stock...............(6,805,783) (7)  6,805,783   7       --      --        --       --         --      --        --          --
Options issued to
  non-employees.......        --  --          --  --       35      --        --       --         --      --        --          35
Exercise of warrants..        --  --      93,082  --       95      --        --       --         --      --        --          95
Deferred stock-based
  compensation related
  to stock option
  grants..............        --  --          --  --    1,903  (1,903)       --       --         --      --        --          --
Amortization of
  deferred stock-based
  compensation........        --  --          --  --       --   1,255        --       --         --      --        --       1,255
Net loss..............        --  --          --  --       --      --        --       --    (13,307)(13,307)       --     (13,307)
                       --------- ---  ---------- ---  -------  ------  --------  -------   --------  ------  --------   ---------
  Comprehensive loss..                                                                              (13,307)
                                                                                                    =======
Balances as of
  December 31, 1999...        --  --  16,559,238  17   68,255  (1,796)      (34)      --    (22,984)     --        --      43,458
Stock options
  Exercised...........        --  --   1,459,531   2      508      --        --     (264)        --      --        --         246
Stock options
  exercised for notes.        --  --      94,167  --      497      --        --     (497)        --      --        --          --
Cancellation of
  stockholder note....        --  --     (44,167) --     (233)     --        --      233         --      --        --          --
Repurchase of
  restricted stock....        --  --     (31,202) --     (142)     --        --      141         --      --        --          (1)
Repurchase of stock in
  settlement of option
  exercise payments...        --  --        (675) --       --      --        --       --         --      --        --          --
Options issued to
  non-employees.......        --  --          --  --      102     (19)       --       --         --      --        --          83
Warrants..............        --  --          --  --    1,529  (1,529)       --       --         --      --        --          --
Amortization of
  deferred warrant
  issued to
  non-employee........        --  --          --  --       --     225        --       --         --      --        --         225
Impairment loss -
  write-down of deferred
  non-employee warrant        --  --          --  --       --     339        --       --         --      --        --         339
Common stock issued
  under employee stock
  purchase plan.......        --  --     212,247  --    1,179      --        --       --         --      --        --       1,179
Amortization of
  deferred stock-based
  compensation for
  employees...........        --  --          --  --       --   1,021        --       --         --      --        --       1,021
Foreign currency
  translation
  adjustments.........        --  --          --  --       --      --        --       --         --     (53)      (53)        (53)
Net loss..............        --  --          --  --       --      --        --       --    (29,332)(29,332)       --     (29,332)
                       --------- ---  ---------- ---  -------  ------  --------  -------   --------  ------  --------   ---------
  Comprehensive loss..                                                                             $(29,385)
                                                                                                   ========
Balances as of
  December 31, 2000...        --  --  18,199,139 $19  $ 71,431 $(1,759)$    (34) $  (123)  $(52,316)           $  (53)  $  17,165
                       ========= ===  ========== ===  ======== ======= ========  =======   ========            ======   =========


                                          See accompanying notes to consolidated financial statements.


                                  VIADOR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2000      1999      1998
                                                    ----      ----      ----
Cash flows from operating activities:
  Net loss........................................ $(29,332) $(13,307) $(6,211)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Impairment loss and restructuring expense.......    1,963        --       --
  Cancellation of stockholder notes...............       --        --      103
  Issuance of options for services performed......       83        35      188
  Interest on bridge loan.........................       --        --       63
  Warrants issued for services performed..........       --        37       88
  Amortization of discount on bridge loan.........       --        --      130
  Amortization of deferred stock-based
    Compensation..................................    1,021     1,255      445
  Amortization of goodwill........................      427        --       --
  Depreciation and amortization...................    2,838       635      248
  Changes in operating assets and liabilities:
    Accounts receivable...........................   (1,616)   (3,031)    (931)
    Other current assets and other assets.........   (1,314)     (587)      52
    Accounts payable and accrued liabilities......    3,223     2,641      360
    Deferred revenue..............................     (527)    2,265      626
                                                    -------   -------  -------
Net cash used in operating activities.............  (23,234)  (10,057)  (4,839)
                                                    -------   -------  -------
Cash flows from investing activities:
  Capital expenditures............................   (5,453)   (1,471)    (484)
  Capitalization of software development costs....   (3,376)       --       --
  Security deposit................................   (1,689)       --       --
  Cash paid for acquisition of business...........     (883)       --       --
  Rent paid in advance............................     (500)       --       --
                                                    -------   -------  -------
Net cash used in investing activities.............  (11,901)   (1,471)    (484)
                                                    -------   -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.....    1,423    37,524        8
  Proceeds from issuance of preferred stock, net..       --    14,543    6,467
  Proceeds from bridge loan.......................       --        --    1,870
  Proceeds from issuance of warrants..............       --        --      130
  Borrowing under line of credit..................    5,000        --      500
  Repayment under line of credit..................       --        --     (500)
                                                    -------   -------  -------
Net cash provided by financing activities.........    6,423    52,067    8,475
Net increase (decrease) in cash and cash
  Equivalents.....................................  (28,712)   40,539    3,152
Effect of exchange rate (gain) loss...............      (53)       --       --
Cash and cash equivalents, beginning of year......   44,720     4,181    1,029
                                                    -------   -------  -------
Cash and cash equivalents, end of year............  $15,955   $44,720  $ 4,181

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................  $    60   $     7   $   207
                                                    =======   =======   =======
    Income taxes..................................  $    18   $     3   $     -
                                                    =======   =======   =======

Supplemental disclosure of non-cash financing
  activities:
  Repurchase of unvested common stock and
    reduction in notes receivable from stockholders $   141   $    --   $    35
                                                    =======   =======   =======
  Common stock issued to stockholders for note
    Receivable..................................... $   264   $    --   $    --
                                                    =======   =======   =======
  Preferred stock issued upon conversion of bridge
    loan accrued interest.......................... $    --   $    --   $ 2,063
                                                    =======   =======   =======
  Preferred stock converted to common stock........ $    --   $     7   $    --
                                                    =======   =======   =======
  Deferred stock-based compensation................ $    --   $ 1,903   $ 1,593
                                                    =======   =======   =======
  Warrants issued to lessor........................ $ 1,529   $    --   $    --
                                                    =======   =======   =======
  Notes payable issued in partial payment for
    business acquisition........................... $ 1,000   $    --   $    --
                                                    =======   =======   =======


             See accompanying notes to consolidated financial statements.

                                 VIADOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

 (1) Business of the Company

     Viador Inc. and subsidiaries (the Company) was incorporated as Infospace Inc. in California in December 1995. In 1999, the Company changed its name to Viador Inc. and reincorporated in the State of Delaware. The Company develops web-based products designed to search, analyze and deliver relevant information to users within and outside an enterprise.

(2) Basis of Presentation

     The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring net losses, including a net loss of $29.3 million for the year ended December 31, 2000, raise substantial doubt regarding the Company's ability to continue as a going concern. In 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient enough to support operations until such time, if any, that the Company's revenues from enterprise information portal software gain substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations through 2001 and is currently in discussions with third parties to obtain such funding, although to date no commitments for funding have been obtained. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment, goodwill and capitalized software development costs may not be recovered.

(3)  Summary of Significant Accounting Policies

     (a) Basis of Financial Statements

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, after elimination of all intercompany accounts and transactions.

     (b) Use of Estimates

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

     (c) Revenue Recognition

     The Company licenses its software products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless the Company has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require the Company to deliver unspecified additional products are deferred and

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed.

     Software revenue related to arrangements to maintain the compatibility of the company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery by the OEM to the end user. Nonrefundable prepaid royalty fees received by the Company from OEM customers are recognized when evidence provides that all the other conditions of SOP 97-2, as amended, have been satisfied.

     Professional service revenue consists of fees from professional services including integration of software, application development, training and software installation. The Company bills professional services fees on a time and materials basis. The Company recognizes professional services fees as the services are performed.

     Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. The Company recognizes revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year.

     Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs, and an allocation of our facilities, communications and depreciation expenses. Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties that provide services to customers.

     (d) Cash and Cash Equivalents

     Cash and cash equivalents consists of cash and highly liquid investments such as money market funds purchased with remaining maturities of three months or less. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet.

     (e) Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and notes payable approximates fair market value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

     The Company sells its products and services to customers in diversified industries. Credit risk is concentrated in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

     (f) Foreign Currency Translation

     Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiary is included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders' equity.

     (g) Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets generally three to five years. Leasehold improvements are amortized on a straight line basis over the shorter of the estimated useful lives of the assets or the lease term.

     (h) Software Development Costs

     The Company accounts for its software development expenses in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. Capitalized software development costs amounted to approximately $3,376,000 for the year ended December 31, 2000. There were no capitalized software costs in fiscal 1999 and 1998. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be two years. The Company recorded amortization of approximately $923,000 for fiscal 2000 which is included in cost of revenue.

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998, requires that certain costs of computer software developed or obtained for internal use be capitalized. These costs generally include external direct costs of materials and services consumed in a software development project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. The adoption of SOP 98-1 did not have a material impact the Company's financial statements.

     (i) Deferred Revenue

     Deferred revenue primarily represents customer advances received pursuant to the term of OEM and subscription agreements. Additionally, maintenance revenue is deferred and recognized ratably over the term of the contract, generally twelve months.

     (j) Impairment of Long-Lived Assets

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

     (k) Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

     (l) Defined Contribution Plan

     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

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

     (m) Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In April 2000, Financial Accounting Standard Board (FASB) issued FASB Interpretation No.44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. See Note 7 for a summary of the pro forma effects reported net loss and net loss per share for fiscal 2000, 1999 and 1998 based on the fair value method as prescribed by SFAS No. 123.

     (n) Advertising Expense

     The cost of advertising is generally expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $899,000, $935,000, and $273,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     (o) Comprehensive Income

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The Company displays comprehensive income and its components on its Consolidated Statements of Stockholders' Equity.

     (p) Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding excluding shares of restricted stock subject to repurchase and, when dilutive, shares of restricted stock subject to repurchase and potential common shares from restricted stock options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2000    1999    1998
                                                      ----    ----    ----
Shares issuable under stock options................  5,560    3,966   3,045
Shares of restricted stock subject to repurchase...     35      925     765
Shares issuable pursuant to warrants to purchase
  common and/or convertible preferred stock........    100       --      90
Shares of convertible preferred stock on an "as if
  converted" basis.................................     --       --   4,310


                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

     The weighted-average exercise price of stock options was $10.62, $3.24, and $0.12 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted-average purchase price of restricted stock were $0.66, $0.02 and $0.02 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted-average exercise price of the warrants were $31.44 and $0.70 per share for the years ended December 31, 2000 and 1998, respectively. There were no warrants outstanding during the year ended December 31, 1999.

     (q) Initial Public Offering and Reverse Stock Split

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

     (r) Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 133, ''Accounting for Derivative Instruments and Hedging Activities'', ("SFAS 133"), as amended by SFAS 137, ''Accounting for Derivative Instruments and Hedging Activities, ("SFAS 137"). Deferral of the Effective Date of FASB Statement No. 133,'' and SFAS 138, ''Accounting for Certain Derivative Instruments and Certain Hedging Activities.'' SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. We do not expect the adoption of SFAS 133 to result in any material transition adjustment to earnings in the first quarter of fiscal 2001.
In December 1999, the Securities and Exchange Commission (the ''SEC'') issued Staff Accounting Bulletin No. 101 (''SAB 101''), ''Revenue Recognition in Financial Statements.'' SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. SAB 101 became effective October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44 (''FIN 44''), ''Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25.'' FIN 44 clarifies the application of APB 25 for certain issues, including (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (the ''EITF'') published its consensus on Issue No. 00-2, ''Accounting for Web Site Development Costs,'' which requires that costs incurred during the development of Web site applications and infrastructure involving developing software to operate the Web site, including graphics that affect the ''look and feel'' of the Web page and all costs relating to software used to operate a Web site should be accounted for under Statement of Position 98-1 (''SOP 98-1''), 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.'' However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to Statement of Financial Accounting Standards No. 86 (''SFAS 86''), ''Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.'' We adopted Issue No. 00-2 in our fourth quarter of fiscal 2000. The adoption of Issue No. 00-2 did not have a material impact on our financial position or results of operations.

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

    (s) Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

(4) Business Acquisition

     In January 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of the acquired company, which, including acquisition costs, resulted in a total purchase price of $2.0 million. The Company paid $1.0 million in cash on the effective date of the acquisition and issued notes payable in an aggregate principal amount of $1.0 million which bears interest at six percent interest per annum. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values on the date of the acquisition, as follows (in thousands):

     Current assets (including cash acquired of $117,000)  $   179,000
     Goodwill                                                2,131,000
     Current liabilities                                      (277,000)
                                                           -----------
       Total purchase price                                $ 2,033,000
                                                           ===========


     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is five years. As of December 31, 2000, the unamortized balance of goodwill was approximately $1,705,000. Amortization expense related goodwill was approximately $427,000 in fiscal 2000.

     The pro-forma combined revenues, net loss and loss per share of Viador and the acquired company for 1999 would not be significantly different from Viador's reported results for that same year.

     (5) Property and Equipment

     A summary of property and equipment consisted of the following (in thousands):

                                                          December 31,
                                                          ------------
                                                        2000        1999
                                                        ----        ----
     Computers and software........................   $  4,038    $  1,893
     Furniture and fixtures........................      2,375         421
     Leasehold improvements........................        628         214
                                                      --------    --------
                                                         7,041       2,528
     Less accumulated depreciation and amortization      2,684       1,115
                                                      --------    --------
                                                      $  4,357    $  1,413
                                                      ========    ========


     As disclosed in Note 6, the Company recorded the write-downs of leasehold improvements totaling $746,000 in connection with the restructuring program implemented in 2000.

(6) Restructuring Expense and Impairment Loss

     In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company's business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000 and an impairment loss of $1,270,000. Restructuring expense includes $234,000 for severance charges associated with the reduction in our United States and Canadian workforce (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on vacant space. The impairment loss of $1,270,000 relates to leasehold improvements of $745,000 and other assets of $986,000 and $339,000 for other deferred charges related to vacant unused space under a rental agreement. These assets were specifically identified in the

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

restructuring program. As of December 31, 2000, $693,000 remains accrued and is expected to be paid by the end of the second quarter of fiscal 2001. The following table depicts the activity for the restructuring program through December 31, 2000 (in thousands):


                                     Beginning             Cash      Ending
                                     Balances   Accruals  Payments  Balances
                                     ---------  --------  --------  --------
     Severance....................    $    --    $   234   $    --   $   234
     Rent.........................         --        459        --       459
                                      -------    -------   -------   -------
                                      $    --    $   693   $    --   $   693
                                      =======    =======   =======   =======

(7) Stockholders' Equity

     (a) Convertible Preferred Stock

     All of the then outstanding shares of the Company's convertible preferred stock were automatically converted into 0.417 shares of common stock upon the closing of the Company's initial public offering on October 25, 1999.
The rights, preferences, privileges, and restrictions of Series A, B and C convertible preferred stock prior to conversion were as follows:

     o Each share of convertible preferred stock was convertible at the option of the holder, at any time after the date of issuance, into one share of common stock, subject to adjustment for certain dilutive events. Each share has voting rights equal to the common stock on an "as-if-converted" basis.

     o Series A, B, and C convertible preferred stockholders were entitled to noncumulative dividends of $0.10, $0.13 and $0.15 per share per annum, respectively, when and if declared by the Company's Board of Directors.

     o Each share of Series A, B and C convertible preferred stock had a liquidation preference of $2.47, $3.12 and $5.84 per share, respectively, plus any declared but unpaid dividends over holders of common stock.

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

     As of December 31, 2000 and 1999, there was no convertible preferred stock issued or outstanding.



                                   VIADOR INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         December 31, 2000, 1999 and 1998

     (b) Stock Plans

     The Company's Board of Directors adopted the 1999 Stock Incentive Plan
(the 1999 Plan) on July 20, 1999 under which 7,000,000 shares were originally reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase beginning on January 1 of each year by the lesser of 5% of the total number of shares outstanding or 3,000,000 shares; the increase in the number of shares reserved as of January 1, 2000 and 2001 was 827,962 and 909,957, respectively. The Incentive Plan, which has five separate programs, allows non-employee board members, executive officers and other highly compensated employees to purchase shares using a portion of their salary or retainer fee. The Incentive Plan allows eligible employees to be issued shares of common stock directly, upon the attainment of performance milestones or the completion of services. The Incentive Plan also allows automatic option grants at periodic intervals to eligible non-employee board members to purchase shares of common stock. As of December 31, 2000, there were 313,840 additional shares available for grant under the 1999 plan.

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

     In 1999, the Company issued options to purchase 12,691 shares of common stock at exercise prices ranging from $0.24 to $10.01 to non-employees for services performed. The fair value of the options at the vesting date was determined to be $35,000 using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 10 years; risk-free interest rate of 5.6%; and expected volatility of 65%. The fair value of the options was charged to expense in 1999 as the related services were performed.
In 2000, the Company issued options to purchase 8,300 shares of Common Stock at an exercise price of $20.75 to a non-employee for services performed. The fair value of the options at the vesting date was determined to be $102,000 using the Black-Scholes option pricing model using the following assumptions: no dividends, contractual life of one year; risk-free interest rate of 5.70% and expected volatility of 89%. The fair value of the options is being charged to expense as the related services are performed and such expense amounted to approximately $83,000 in 2000.

     In 2000, the Company issued a loan to an officer of the Company in the amount of $264,000 for the exercise of certain stock options and $67,200 for payment of related tax liabilities. During the fourth quarter of 2000, the officer departed from the Company and returned the unvested shares and the Company cancelled $141,000 of the balance of the note receivable.


                                   VIADOR INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         December 31, 2000, 1999 and 1998

     A summary of the status of the Company's options under the 1999 Plan is as follows:

                                            Years Ended December 31,
                                -----------------------------------------------
                                  2000            1999              1998
                           ----------------- ---------------- -----------------
                                   Weighted          Weighted          Weighted
                                    average          average            average
                                    exercise         exercise          exercise
                           Shares    price   Shares    price   Shares    price
                           ------    -----   ------    -----   ------    -----
Outstanding at beginning
  of period.............. 3,966,089  $ 3.24 3,045,363  $ 0.12 2,822,481 $  0.05
Granted.................. 3,854,364   15.85 1,394,849    9.39   723,737    0.26
Exercised................(1,459,530)   0.37  (395,784)   0.58   (78,990)   0.10
Canceled.................  (801,406)  17.91   (78,339)   3.33  (421,865)   0.05
Outstanding at end of
  Period................. 5,559,517   10.62 3,966,089    3.24 3,045,363    0.12
                         ----------         ---------         --------- -------
Options exercisable at
  end of period.......... 2,175,168  $ 3.83 2,335,966    0.20 1,780,226    0.07
                         ----------         ---------         ---------
Weighted-average fair
  value of options
  granted during the
  period with exercise
  prices equal to fair
  value at date of grant.            $ 13.36           $ 1.47           $    --
Weighted-average fair
  value of options
  granted during the
  period with exercise
  prices less than fair
  value at date of grant.            $    --           $ 4.30           $  1.73



     As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

                              Options outstanding         Options exercisable
                      ---------------------------------- ---------------------
                                   Weighted-
                                    average    Weighted-              Weighted-
                                   remaining   average                average
                         Number   contractual  exercise     Number    exercise
  Exercise prices     Outstanding life (years)  price     exercisable  price
  ---------------     ----------- ------------  -----     -----------  -----
  [S]                  [C]           [C]       [C]         [C]        [C]
 $0.05..............    955,178       5.7       $0.05       955,178    $0.05
 $0.24 - $2.38......    579,642       8.5        1.18       339,996     0.33
 $3.88..............    633,500       9.8        3.88         8,000     3.88
 $4.38 - $5.28......    372,198       8.8        5.09       301,298     5.26
 $5.75..............    750,000       9.8        5.75            --       --
 $9.00 - $10.38.....    617,670       8.9        9.67       508,170     9.52
 $14.06 - $20.75....    904,245       9.5       17.69        29,672    15.93
 $29.00.............     23,416       8.9       29.00          6,34    29.00
 $36.75.............    561,668       9.1       36.75         9,262    36.75
 $37.38 - $41.25....    162,000       9.1       39.26        17,250    41.25
                      ---------                           ---------
                      5,559,517                           2,175,168
                      ---------                           ---------

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

                         December 31, 2000, 1999 and 1998

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

     In 2000, the Company issued warrants to non-employees with fair values aggregating $1,529,000. Both warrants are exercisable, non-forfeitable and vested. The first warrant was issued to a third party as consideration for entering into a joint marketing, training and product implementation arrangement. The warrant is for 50,000 shares of Viador common stock at a price of $45.00 per share, exercisable at any time prior to January 2002. The $621,600 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 89%. The fair value of the warrant is being amortized to marketing expense using the straight-line method over the seven year term of the arrangement. The second warrant was issued in connection with a facility lease. The warrant is exercisable for 50,000 shares of Viador common stock at a price of $17.88 per share, exercisable at any time prior to January 2001. The $907,050 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of one year; risk-free interest rate of 5.8%; and expected volatility of 89%. As disclosed more fully in Note 6, approximately $339,000 of the unamortized balance of the resulting deferred charge was written off as impaired in connection with a restructuring program implemented in the fourth quarter of fiscal 2000. The original charge is amortized using the straight-line method over 5 years to rent expense during 2000. The remaining fair value of the warrants after the write-down will be amortized over the remaining term of the lease agreement (4 years).

     (d) Employee Stock Purchase Plan

     The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) in 1999 under which 300,000 shares were originally reserved for issuance. The Purchase Plan has been approved by the stockholders. In the year ending December 31, 2000, 212,247 shares were issued and 451,740 shares were reserved for future issuance under this plan. No shares were issued under the plan in 1999. The number of shares reserved under the Purchase Plan automatically increase beginning on January 1 of each year by the lesser of an amount equal to 2% of the total number of outstanding shares, or 800,000 shares; the number of shares reserved as of January 1, 2001 is increased by 363,983. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of an employee's cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. As of December 31, 2000, approximately $260,000 was withheld from employee paychecks for the purchase of shares which is expected to occur on April 30, 2001.

     (e) Stock-Based Compensation

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

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

difference at the grant or issuance date between the exercise price of each stock option granted or purchase price of each restricted share sold and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally 48 months.

     Had compensation costs been determined using the fair value method in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                 ----------------------------
                                                    2000      1999     1998
                                                    ----      ----     ----
      Net loss:
        As reported............................  $(29,332) $(13,307) $(6,211)
        Pro forma..............................   (42,357)  (15,284)  (6,229)

      Basic and diluted net loss per share:
        As reported............................  $  (1.67) $  (2.20) $ (1.82)
        Pro forma..............................     (2.41)    (2.53)   (1.82)


     For all options that were granted prior to the Company's initial public offering in October 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company's stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions:


                                                     Year Ended December 31,
                                                 ----------------------------
                                                    2000     1999      1998
                                                    ----     ----      ----
      Expected Life............................  4.0 years 3.9 years 4.1 years
      Risk-free interest rate..................    6.1%       5.7%      5.6%
      Volatility...............................   134.74%    88.67%     65%


     The fair value of shares issued under the Employee Stock Purchase Plan during fiscal 2000 was estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 2000:
(i) dividend yield of zero percent, (ii) expected life of one-half year, (iii) expected volatility of 134.74% and (iv) risk-free interest rate of 5.9%.

(8) Income Taxes

     The differences between the income tax benefit computed at the federal statutory rate and the Company's tax provision for all periods presented primarily relate to net operating losses not benefited.

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

     The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, 2000, 1999, and 1998 are as follows (in thousands):


                                                     2000     1999      1998
                                                     ----     ----      ----
Deferred tax assets:
  Reserves and accruals........................... $  1,855  $   684   $   523
  Net operating loss and tax credit carryforwards   18,545    8,932     3,266
                                                    -------  -------   -------
    Gross deferred tax assets.....................   20,400    9,616     3,789
  Less: valuation allowance.......................  (20,400)  (9,616)   (3,788)
                                                    -------  -------   -------
    Total deferred tax assets.....................       --       --         1
Deferred tax liabilities-property and equipment...       --       --        (1)
                                                    -------  -------   -------
    Net deferred tax assets.......................  $    --  $    --   $    --
                                                    =======  =======   =======

     In light of the Company's recent history of operating losses, the Company has provided a valuation allowance for its net deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. The net change in the total valuation allowance for the year ended December 31, 2000 and 1999 was an increase of $10,784,000 and $5,828,000, respectively.

     As of December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $44.0 million and $25.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2013 through 2020. The state net operating loss carryforwards expire beginning in 2003.

     As of December 31, 2000, the Company also has research credit carryforwards for federal and state income tax purposes of approximately $747,000 and $592,000, respectively, available to reduce future income taxes. The federal research credit carryforwards expire beginning in 2012 through 2020. The research credit carryforwards for state purposes carry forward indefinitely until utilized. The Company has a foreign tax credit carryforward for federal tax purposes in the amount of $20,000. The foreign tax credit carryforward expires in 2002.

     Federal and state tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. If the Company has an ownership change, utilization of the above mentioned carryforwards could be reduced significantly.

(9) Geographic, Segment and Significant Customer Information

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: Enterprise information portal systems. The disaggregated information reviewed on a product basis by the CEO is as follows (in thousands):


                                                     Year Ended December 31,
                                                 ----------------------------
                                                    2000     1999      1998
                                                    ----     ----      ----
Revenue:
   License.....................................  $ 18,687  $ 7,320   $  2,283
Services:
   Consulting..................................     3,910    1,694      1,112
   Maintenance.................................     3,628    1,137        430
                                                 --------  -------   --------
                                                 $ 26,225  $10,151   $  3,825
                                                 ========  =======   ========


     Significant customer information is as follows:

                                      Percentage of Total      Percentage of
                                           Revenue            Total Accounts
                                    Year Ended December 31,     Receivable
                                    -----------------------  ------------------
                                      2000    1999   1998     December 31, 2000
                                      ----    ----   ----     -----------------
Customer A.......................     1.2%      8%    15%           --
Customer B.......................     0.6%      4%    11%           --


     Revenues aggregating 1.4% of total revenue for the year ended December 31, 2000 were generated from a customer who is also a stockholder of the Company, and whose ownership percentage was 1.76% as of December 31, 2000.
The Company markets its products mainly from its operations in North America. International sales are primarily to customers in Canada, Europe and Asia Pacific. Revenues derived from international sales were 14%, 6% and 12% of total revenue for the years ended December 31, 2000, 1999, and 1998.

(10) Notes Payables

     In 1999, the Company entered into a $2,000,000 bank line of credit. Borrowings under the agreement bear interest at the bank's base rate, as announced by the bank from time to time, plus 1%. The credit agreement was based on a percentage of qualified outstanding accounts receivable and is secured by a security interest in certain of the Company's intellectual property. Effective December 20, 2000, the maximum borrowing under the line of
credit was increased to $5.0 million.    The Company had $5.0 million and $0
outstanding balances under the line of credit as of December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, the bank line of credit, which matured on December 31, 2000, was paid in full. This bank line of credit was not renewed. In 1999, the Company also entered into a revolving equipment loan in the amount of $500,000 with interest at the bank's base rate, as announced by the bank from time to time plus 1.25%. As of December 31, 1999, the Company had no balances outstanding under the equipment loan. The equipment loan agreement expired during 2000.

     As more fully discussed in Note 4, in January 2000, the Company issued notes payable in an aggregate principal amount of $1.0 million in connection with the acquisition of business. This note bears interest at six percent per annum and was due and payable no later than January 20, 2001. The Company paid the notes in full subsequent to December 31, 2000.

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

(11) Commitments

     In January 2000, the Company entered into a facility lease agreement expiring in January 2005 which includes monthly base rental payments ranging from $250,000 to $281,000 per month plus a proportionate share of taxes, insurance and other expenses. As required by the lease agreement, the Company issued a letter of credit secured by a certificate of deposit for $1,689,000 to the landlord. The letter of credit will be maintained as a security deposit until the lease expires.

     The related certificate of deposit bearing interest at a rate of 5.8% per annum, or approximately $1.77 million, is included in other non-current assets in the accompanying consolidated balance sheet as of December 31, 2000. In connection with the lease, the Company also issued a warrant to the landlord. (Note 7)

     The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Rent expense was approximately, $2,667,000, $528,000 and $293,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases for the next five years and thereafter are as follows:

                                                        December 31,
                                                        ------------
                                                       (in thousands)
            2001....................................     $   4,170
            2002....................................         4,191
            2003....................................         4,316
            2004....................................         4,445
            2005....................................           420
            Thereafter..............................            --
                                                         ---------
            Total...................................     $  17,542
                                                         =========


     During 1999, the Company entered into software marketing and distribution agreements with distributors located in Germany and Hong Kong. Some of the agreements include a buyout obligation that can be exercised by the distributor following the third anniversary of the agreement if minimum sales quotas and certain conditions have been met. In December 2000, the agreement with a distributor in Germany was terminated. The reported revenue by the distributor in Hong Kong accounts for less than 1% of the total revenue in the year 2000.

                                   VIADOR INC.

                         December 31, 2000, 1999 and 1998

(12) Quarterly Results of Operations (Unaudited)

     The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2000 (in thousands):

                                                                                 Three Months Ended
                                         ---------------------------------------------------------------------------------------
                                         Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                                           1999      1999       1999        1999       2000      2000      2000       2000
                                           ----      ----       ----        ----       ----      ----      ----       ----
Statement of operations
Revenue:
  License...........................    $   866    $ 1,265    $  1,664    $  3,525  $  4,193  $  5,382  $  6,398   $  2,714
  Service...........................        362        797         997         675     1,125     2,063     2,037      2,313
                                        -------    -------    --------     --------  --------  --------  --------   --------
     Total revenue..................      1,228      2,062       2,661        4,200     5,318     7,445     8,435      5,027
Cost of revenue.....................        353        521         837          980     1,617     2,329     2,734      3,681
                                        -------    -------    --------     --------  --------  --------  --------   --------
Gross profit........................        875      1,541       1,824        3,220     3,701     5,116     5,701      1,346
                                        -------    -------    --------     --------  --------  --------  --------   --------
Operating expenses:
  Research and development..........        820      1,051       1,643        2,417     1,306     2,053     2,696      2,201
  Sales and marketing...............      1,968      2,429       2,860        4,009     6,256     7,191     7,024      7,740
  General and administrative........        305        691         649        1,295     1,452     1,401     1,628      2,372
  Amortization of Goodwill..........         --         --          --           --        --       146       107        174
  Restructuring expense.............         --         --          --           --        --        --        --        693
  Impairment loss...................         --         --          --           --        --        --        --      1,270
  Amortization of stock-based
    Compensation....................        253        276         363          362       334       278       219        190
                                        -------    -------    --------     --------  --------  --------  --------   --------

Total operating expenses............      3,346      4,447       5,515        8,083     9,348    11,069    11,674     14,640
                                        -------    -------    --------     --------  --------  --------  --------   --------

Operating income (loss).............     (2,471)    (2,906)     (3,691)      (4,863)   (5,647)   (5,953)   (5,973)   (13,294)
Other income and expense, net.......         35         81         138          370       435       410       348        342
                                        -------    -------    --------     --------  --------  --------  --------   --------
Net income (loss)...................    $(2,436)   $(2,825)   $ (3,553)    $(4,493)  $ (5,212) $ (5,543) $ (5,625)  $(12,952)
                                        =======    =======    ========     =======   ========  ========  ========   ========
Basic and diluted net income
  (loss) per share..................    $ (0.61)   $ (0.62)   $  (0.76)    $ (0.34)  $  (0.31) $  (0.32) $  (0.32)  $  (0.72)
                                        =======    =======    ========     =======   ========  ========  ========   ========
Weighted average shares used in basic
  and diluted net loss per share          3,979      4,568       4,680      13,326     17,023    17,373    17,709     18,018
                                        =======    =======    ========     =======   ========  ========  ========   ========


                                    VIADOR INC.

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended December 31, 2000, 1999, and 1998
                                  (In thousands)

                               Balance                              Balance
                            at Beginning  Costs and  Deductions/     at End
    Classification           of Period    Expenses   Write-Offs    of Period
--------------------------   ---------    ---------  -----------   ---------
For the year 2000
  Allowance for doubtful
    Accounts..............   $     208    $   3,081   $ (1,256)    $   2,033
For the year 1999
  Allowance for doubtful
    accounts..............   $      53    $     237   $    (82)    $     208
For the year 1998
  Allowance for doubtful
    accounts..............   $      50    $     108   $   (105)    $      53




 Exhibit
   No.                                  Exhibit Title
 -------                                -------------
 *3.1     Form of Amended and Restated Certificate of Incorporation

                                      36


 Exhibit
   No.                                  Exhibit Title
 -------                                -------------
  3.1     Form of Amended and Restated Certificate of Incorporation
  3.2     Form of Amended and Restated Bylaws
 *4.1     Reference is made to Exhibit 3.1
 *4.2     Reference is made to Exhibit 3.2
 *4.3     Specimen Common Stock certificate
 *4.4     Amended and Restated Investors' Rights Agreement, among the
          Registrant and the parties listed on Schedule A thereto, dated May
          21, 1999
 *10.1    Form of Amended and Restated 1997 Stock Option and Incentive Plan
 *10.2    Form of 1999 Stock Incentive Plan
 *10.3    Form of 1999 Employee Stock Purchase Plan
 *10.4    Form of Indemnification Agreement for Officers and Directors
 *10.5    Assignment of Lease, by and between the Registrant and Valley of
          California, Inc., and Consent to Assignment, dated as of December 16,
          1997 and related office leases
 *10.6    Collateral Assignment, Patent Mortgage and Security Agreement, by and
          between the Registrant and Comerica Bank-California, dated March 4,
          1997
 *10.7    Revolving Credit Loan and Security Agreement, by and between the
          Registrant and Comerica Bank-California, dated March 17, 1999
 *10.8    SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998
 *10.9    Software Marketing and Distributorship Agreement by and between the
          Registrant and Mitsui & Co. Ltd, dated June 26, 1997
 *10.10   Variable Rate Single Payment Note by and between the Registrant and
          Comerica Bank-California, dated June 29, 1999
 **10.11  Alza Corporation Sublease to Viador Inc., by and between the
          Registrant and Alza Corporation, dated January 31, 2000
 **10.12  Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
          David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the
          Registrant, dated January 20, 2000
***10.13  Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.14  Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated April 14, 2000
***10.15  Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
***10.16  Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated May 26, 2000
   10.17  Note Secured by Stock Pledge Agreement, by and between Steve Dille and the Registrant, dated July 13, 2000
   10.18  Stock Pledge Agreement, by and between Steve Dille and the
          Registrant, dated July 13, 2000
   10.19  Employment Agreement between Steve Dille and the Registrant dated
          November 30, 2000
   10.20  Employment Agreement By and Between Johnathan Harding and the
          Registrant dated October 5, 2000
   10.21  Mutual Release Agreement By and Between Viador GmbH and the
          Registrant Dated November 27, 2000
   23.1   Consent of KPMG, LLP, Independent Auditors, dated March 30, 2001
