Form 10-Q
period 2001-03-31
VIADOR INC
filed 2001-05-15
CIK 1089026

===============================================================================

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  ---------
                                  FORM 10-Q
                                  ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        --------    --------
Commission file number: 0-27741


                                 Viador Inc.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                94-3234636
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)



                       2000 Charleston Road, Suite 1000
                        Mountain View, California 94043
            (Address of principal executive offices) (Zip Code)

                       Telephone Number (650) 645-2000
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    [X]     No [ ]




As of May 10, 2001, there were 18,299,586 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

===============================================================================

                                  VIADOR INC.

                                  FORM 10-Q

                                    INDEX

                       FOR QUARTER ENDED MARCH 31, 2001


                                                                          Page
                                                                          ----

                        PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 2001
            (unaudited) and December 31, 2000.............................  3

          Condensed Consolidated Statements Of Operations -
            Three Months Ended March 31, 2001 and 2000 (unaudited)........  4

          Condensed Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 2001 and 2000 (unaudited)..............  5

          Notes to Condensed Consolidated Financial Statements (unaudited)  6

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 12

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........ 30


                       PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................. 31

ITEM 2. Changes in Securities and Use of Proceeds......................... 31

ITEM 5. Other Information................................................. 32

ITEM 6. Exhibits and Reports on Form 8-K.................................. 32

Signatures................................................................ 35



PART I - FINANCIAL INFORMATION

ITEM I.  Financial Statements

                                VIADOR INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                       March 31,   December 31,
                                                         2001         2000
                                                         ----         ----
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 1,046      $15,955
  Accounts receivable, net of allowance of
    $1,250, and $2,033, respectively.................     6,849        7,072
  Other current assets...............................     1,989        1,870
                                                        -------      -------
    Total current assets.............................     9,884       24,897
Property and equipment, net..........................     4,461        4,357
Capitalized software development costs, net..........     2,124        2,453
Goodwill and other intangibles, net..................     1,600        1,705
Other assets.........................................     2,240        2,203
                                                        -------      -------
    Total assets.....................................   $20,309      $35,615
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable......................................   $    --      $ 6,000
  Accounts payable...................................     2,289        1,376
  Accrued liabilities................................     1,919        3,640
  Accrued vacation...................................       804        1,052
  Accrued bonus......................................       317        1,035
  Accrued restructuring expense......................       365          693
  Deferred revenue...................................     4,008        4,654
                                                        -------      -------
    Total liabilities................................     9,702       18,450
                                                        -------      -------
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; -
    10,000,000 shares authorized as of March 31,
    2001 and December 31, 2000; none issued and
    outstanding as of March 31, 2001 and December
    31, 2000.........................................        --           --
  Common stock, $0.001 par value: 100,000,000 shares
    authorized as of March 31, 2001 and December 31,
    2000; 18,240,032 and 18,199,399 shares issued and
    outstanding as of March 31, 2001 and December 31,
    2000, respectively...............................        19           19
  Additional paid-in capital.........................    71,437       71,431
  Deferred stock-based compensation..................    (1,507)      (1,759)
  Treasury stock.....................................       (34)          (34)
  Notes receivable from stockholders.................      (123)         (123)
  Accumulated deficit................................   (59,160)      (52,316)
  Accumulated other comprehensive income (loss)......       (25)          (53)
                                                        -------       -------
    Total stockholders' equity.......................    10,607        17,165
                                                        -------       -------
    Total liabilities and stockholders' equity.......   $20,309       $35,615
                                                        =======       =======



See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  Unaudited

                                                        Three Months Ended
                                                     ------------------------
                                                       March 31,    March 31,
                                                         2001         2000
                                                         ----         ----
Revenue:
  License...........................................   $  2,254       $  4,193
  Service...........................................      1,361          1,125
                                                       --------       --------
    Total revenue...................................      3,615          5,318
Cost of revenue.....................................      2,214          1,617
                                                       --------       --------
    Gross profit....................................      1,401          3,701
                                                       --------       --------
Operating expenses:
  Sales and marketing...............................      4,586          6,256
  Research and development..........................      1,949          1,306
  General and administrative........................      1,487          1,385
  Amortization of goodwill..........................        107             67
  Amortization of stock-based compensation*.........        204            334
                                                       --------       --------
    Total operating expenses........................      8,333          9,348
                                                       --------       --------
Operating loss......................................     (6,930)        (5,647)
Interest income, net................................         86            435
                                                       --------       --------
    Net loss........................................   $ (6,844)      $ (5,212)
                                                       ========       ========

Basic and diluted net loss per share................   $  (0.38)      $  (0.31)
                                                       ========       ========

Shares used in computing basic and diluted net
  loss per share....................................     18,197         17,023
                                                       ========       ========



* The allocation of the amortization of stock-based compensation relates to the expense categories is set forth below (in thousands):


                                                        Three Months Ended
                                                     ------------------------
                                                       March 31,    March 31,
                                                         2001         2000
                                                         ----         ----
Cost of revenue.....................................   $      2       $      4
Sales and marketing.................................         51             95
Research and development............................         53            101
General and administrative..........................         98            134
                                                       --------       --------
                                                       $    204       $    334
                                                       ========       ========


See accompanying notes to condensed consolidated financial statements.

                                 VIADOR INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                          Three Months Ended
                                                       ------------------------
                                                         March 31,   March 31,
                                                           2001        2000
                                                           ----        ----
Cash flows from operating activities:
Net loss..............................................   $ (6,844)    $ (5,212)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.......................        859          478
  Amortization of deferred stock-based compensation...        204          334
  Warrants issued in conjunction with joint marketing.         48           --
  Changes in operating assets and liabilities:
    Accounts receivable...............................        223       (2,070)
    Other current assets..............................      (119)        (740)
    Other assets......................................        (37)        (360)
    Accounts payable, accrued liabilities and
     accrued vacation.................................     (1,774)       3,465
    Accrued restructuring.............................       (328)          --
    Deferred revenue..................................       (646)         (15)
                                                         --------     --------
      Net cash used in operating activities...........     (8,414)      (4,120)
                                                         --------     --------
Cash flows from investing activities:
  Capital expenditures................................       (436)      (2,997)
  Purchase of short-term investment...................         --      (31,551)
  Rent paid in advance................................         --         (500)
  Security deposit....................................         --       (1,697)
  Capitalization of software development costs........       (93)      (1,589)
  Acquisition of business, net of cash acquired.......         --         (883)
                                                         --------     --------
      Net cash used in investing activities...........       (529)     (39,217)
                                                         --------     --------
Net cash provided by financing activities:
  Repayment of bank line of credit....................     (5,000)          --
  Repayment of note payable from business acquisition.     (1,000)          --
  Proceeds from issuance of common stock..............          6           34
                                                         --------     --------
      Net cash provided by (used in)
        financing activities..........................     (5,994)          34
                                                         --------     --------
  Effect of exchange rate on cash and cash equivalents         28           --
                                                         --------     --------
      Net decrease in cash and cash equivalents.......    (14,909)     (43,303)
                                                         --------     --------
Cash and cash equivalents, beginning of period........     15,955       44,720
                                                         --------     --------
Cash and cash equivalents, end of period..............   $  1,046     $  1,417
                                                         ========     ========

Supplemental disclosures of cash flow information:
   Cash paid for interest..............................  $      3     $     13
                                                         ========     ========
Non-cash financing activities:
 Warrants issued.......................................  $     --     $  1,529
                                                         ========     ========
 Notes payable in partial payment for
   business acquisition................................  $     --     $  1,000
                                                         ========     ========


See accompanying notes to condensed consolidated financial statements.

                                 VIADOR INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Basis of Presentation
------   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2001. These condensed consolidated financial statements and the notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring net losses, including net losses of $6.8 million and $29.3 million for the three months ended March 31, 2001 and for the year ended December 31, 2000, respectively, raise substantial doubt regarding the Company's ability to continue as a going concern. In 2000, the Company's revenue was not sufficient to support its operations, and revenue will not be sufficient to support operations until such time, if any, that the Company's enterprise information portal software gains substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations through 2001 and is currently in discussions with third parties to obtain such funding, although to date no commitments for funding have been obtained. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment, goodwill and capitalized software development costs may not be recovered.


Note 2.  Summary of Significant Accounting Policies
-------  ------------------------------------------

    (a) Use of Estimates
        ----------------

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

    (b) Revenue Recognition
        -------------------

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

                                  VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

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

      (c) Comprehensive Income (Loss)
          ---------------------------

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

     The components of comprehensive loss, net of tax, for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                          Three Months Ended
                                                       ------------------------
                                                         March 31,    March 31,
                                                           2001         2000
                                                           ----         ----
Net loss...............................................   $(6,844)     $(5,212)
Other comprehensive income (loss):
  Foreign currency translation adjustments.............       (28)          --
                                                          -------      -------
    Total comprehensive loss...........................   $(6,872)     $(5,212)
                                                          =======      =======



      (d) Foreign Currency and Equity Hedging Instruments
          -----------------------------------------------

     Effective January 1, 2001, we adopted Financial Accounting Standards Board
(FASB) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

     (e) Software Development Costs
         --------------------------

     The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent

                                  VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. Capitalized software development costs amounted to approximately $3.5 million and $1.6 million as of March 31, 2001 and 2000, respectively. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. The Company recorded amortization of approximately $423,000 and none for the three months ended March 31, 2001 and 2000, respectively, in cost of revenue.

      (f) Impairment of Long-Lived Assets
          -------------------------------

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

      (g) Recent Accounting Pronouncements
          --------------------------------

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

Note 3.  Stock-Based Compensation
------   ------------------------

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

Note 4.  Net Loss Per Share
------   ------------------

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding excluding shares of restricted stock subject to repurchase and, when dilutive, shares of restricted stock to repurchase and potential common shares from restricted stock options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as if converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

                                  VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                         March 31,    March 31,
                                                           2001         2000
                                                           ----         ----
Shares issuable under stock options....................    5,876        4,200
Shares of restricted stock subject to repurchase.......       31           69
Shares issuable pursuant to warrants to purchase common
  Stock................................................       --          100


     The weighted-average exercise price of stock options was $8.13 and $10.60 per share for the three months ended March 31, 2001 and 2000. The weighted-average purchase price of restricted stock was $0.76 and $1.90 per share for the three months ended March 31, 2001 and 2000. The weighted average exercise price of warrants was $31.44 per share for the three months ended March 31, 2000.


Note 5.  Business Acquisition
------   --------------------

     On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of the acquired company which, including acquisition costs, resulted in a total purchase price of $2 million. The Company paid $1 million in cash at the closing of the acquisition and issued notes payable of $1 million which has interest at 6 percent interest per annum (due no later than one year following the anniversary of the acquisition date). The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition as follows (in thousands):


Current assets (include cash acquired of $117).................    $  179
Goodwill.......................................................     2,131
Current liabilities............................................      (277)
                                                                   ------
Total Purchase Price...........................................    $2,033
                                                                   ======


     Goodwill, which represents the excess of purchase price over value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is five years. As of March 31, 2001, the unamortized balance of goodwill was approximately $1.6 million. Amortization expense related to goodwill was approximately $107,000 for the three months ended March 31, 2001.

Note 6.  Restructuring Expense and Impairment
------   ------------------------------------

     In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company's business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000 and an impairment loss of $1,270,000. Restructuring expense includes $234,000 for severance charges associated with a reduction in our United States and Canadian workforce (87 positions or 36% or the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on vacant space. The impairment loss of $1,270,000 relates to leasehold improvements of $745,000 and other assets of $986,000 and $339,000 for other deferred charges related to vacant unused space under a rental agreement. These assets were specifically identified in the restructuring program. As of March 31, 2001, $ 365,000 of restructuring expense remains accrued and is expected to be paid by the end of the second quarter of fiscal 2001. The following table depicts the activity for the restructuring program for the quarter ended March 31, 2001 (in thousands):


                                  Balance at                Balance at
                                 December 31,     Cash       March 31,
                                     2000       Payments       2001
                                     ----       --------       ----
Severance.......................    $234         $(161)         $ 73
Rent............................     459          (167)          292
                                    ----         -----          ----
     Total......................    $693         $(328)         $365
                                    ====         =====          ====


                                  VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

Note 7.  Geographic, Segment and Significant Customer Information
------   --------------------------------------------------------

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment:
Enterprise information portal systems. The disaggregated information reviewed on a product basis is as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          2001      2000
                                                          ----      ----
Revenue:
  License...........................................     $2,254    $4,193
  Services..........................................      1,361     1,125
                                                         ------    ------
    Total revenue...................................     $3,615    $5,318
                                                         ======    ======

     Significant customer information is as follows:


                           Percentage of Total Revenue    Percentage of
                               Three Months Ended         Total Accounts
                                     March 31               Receivable,
                            --------------------------
                                  2001        2000         March 31, 2001
                                  ----        ----         --------------
Customer A.................       22%          7%                10.1%
Customer B.................        9%          3%                 4.6%


     The Company markets its products mainly from its operations in North America. International sales are primarily to customers in Canada, Europe and the Asia-Pacific region. Revenue derived from international sales were 39% and 17% of total revenue for the three months ended March 31, 2001 and 2000, respectively.


Note 8.  Subsequent Events
------   -----------------

     Restructuring
     -------------

     On April 6, 2001, the Company announced that it is restructuring its business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and in an ongoing effort to reduce its costs and preserve cash, the Company reduced its workforce by 55 people from a previous level of 151 people, or 37% of its workforce. The reductions were made in functional areas that do not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in the consulting organization. No amounts are accrued as of March 31, 2001 related to this restructuring.

NASDAQ Notice of Noncompliance
------------------------------

     On April 2, 2001, the Company received notification from Nasdaq that the Company is not in compliance with minimum bid price listing requirements for trading on the Nasdaq National Market. The Company's common stock has

                                  VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required. The Company will be provided 90 calendar days, or until July 2, 2001 to regain compliance. If at any time before July 2, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum 10 consecutive trading days, Nasdaq will determine if the Company is in compliance. However, if the Company is unable to demonstrate compliance on or before July 2, 2001, Nasdaq will provide the Company with written notification that Nasdaq will de-list the Company's common stock. At that time, however, the Company may request a review of Nasdaq's determination. The potential de-listing of the Company's common stock from the Nasdaq National Market may affect the trading liquidity and the price of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with the interim unaudited consolidated financial statements and related notes. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "risks factors" and elsewhere in this quarterly report and in our other documents filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the dependence of the company's revenue upon the company's suite of products; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Recent Events
-------------

     NASDAQ Notice of Noncompliance
     ------------------------------

     On April 2, 2001, the Company received notification from Nasdaq that the Company is not in compliance with minimum bid price listing requirements for trading on the Nasdaq National Market. The Company's common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required. The Company will be provided 90 calendar days, or until July 2, 2001 to regain compliance. If at any time before July 2, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum 10 consecutive trading days, Nasdaq will determine if the Company is in compliance. However, if the Company is unable to demonstrate compliance on or before July 2, 2001, Nasdaq will provide the Company with written notification that Nasdaq will de-list the Company's common stock. At that time, however, the Company may request a review of Nasdaq's determination. The potential de-listing of the Company's common stock from the Nasdaq National Market may affect the trading liquidity and the price of the Company's common stock.

     Management Changes
     ------------------

     On May 14, 2001, Dick Warmington was appointed interim chief executive officer and president of the Company and a member of our Board of Directors. Mr. Warmington replaces Jonathan Harding who resigned as the Company's chief executive officer and president and as a member of the Board of Directors on May 14, 2001.

     On May 7, 2001, Donald A. Cochrane was appointed Vice President of Worldwide Marketing and Sales to replace Steven Dille, who recently resigned.

     Randolph Marks resigned from our Board of Directors in April 2001.

     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In response to these conditions and to shorten our path to profitability, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, the Company announced that it is restructuring its business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, the Company reduced its workforce by 55 positions out of the remaining 151 positions, or 37% of its workforce in the United States. The reductions were made in functional areas that do not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in the consulting organization. It is possible that we will have further cost reductions in the future.

     In connection with the restructuring, the Company also recorded special charges related to the write-down of leasehold improvements and other assets related to a facility lease. For further information regarding the write-downs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Expense and Impairment Loss" on page 11.

     Effect of Economic Conditions
     -----------------------------

     The current economic environment has negatively impacted our business. In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more analytical buyers and have scaled down their budgets for capital expenditures. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have generally decreased throughout the year 2000 and the first quarter of 2001. These changes have lengthened the sales cycle and reduced the overall demand for our product. Finally, because it is a difficult environment for companies in the United States to raise additional funds, we have seen an increase in the age of our accounts receivables. As a result, we may experience higher levels of customer turnover and bad debt allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     We are currently attempting to raise additional financing to fund our operations. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course until late in the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to further restrict our business and product development efforts or to deplete our available cash at an earlier date.

     We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern.


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


Results of Operations
---------------------

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          2001      2000
                                                          ----      ----
Revenue:
  License..............................................    62%       79%
  Service..............................................    38        21
                                                         ----      ----
    Total revenue......................................   100       100
                                                         ----      ----
Cost of revenue........................................    61        30
                                                         ----      ----
    Gross profit.......................................    39        70
                                                         ----      ----
Operating expenses:
  Sales and marketing..................................   127       118
  Research and development.............................    54        25
  General and administrative...........................    41        26
  Amortization of goodwill.............................     3         1
  Amortization of stock-based compensation.............     6         6
                                                         ----      ----
    Total operating expenses...........................   231        176
                                                         ----      ----
Operating loss.........................................  (192)     (106)
Interest income, net...................................     2         8
                                                         ----      ----
     Net loss..........................................  (190)%     (98)%
                                                         ====      ====


Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31,
2000

Revenue
-------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

     Total Revenue. Total revenue decreased by 32% to approximately $3.6
     -------------
million for the three months ended March 31, 2001 from approximately $5.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, license revenues and service revenues accounted for 62% and 38% of total revenues, respectively. The decreases in revenue were due to decreased demand for our products.

     License Revenue. License revenue decreased by 46% to approximately $2.3
     ---------------
million for the three months ended March 31, 2001 from approximately $4.2 million for the three months ended March 31, 2000. The decreases in license revenue were due to the adverse economic conditions, which have reduced demand for software products in general and impaired our revenue growth.

     Service Revenue. Service revenue increased by 21% to approximately $1.4
     ---------------
million for the three months ended March 31, 2001 from approximately $1.1 million for the three months ended March 31, 2000. The increases in service revenue primarily resulted from an increase in the number of maintenance contracts over the same quarter in the prior year.

     Channel Mix. We distribute our products directly through a direct sales
     -----------
force and indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Indirect channel revenues for the three months ended March 31, 2001 and 2000 were 56% and 17% of total revenues, respectively. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year primarily because of the expanded use of channel partners and their customer base. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

     Geographic Mix. International revenue (sales outside of the United States)
     --------------
for the three months ended March 31, 2001 and 2000 were 39% and 17% of total revenue, respectively. International revenue for the three months ended March 31, 2001 increased in absolute dollars from the similar period in the prior year because of increased distribution channels and customer base in international market. See Note 7 of Notes to Condensed Consolidated Financial Statements for further geographic information.

     We plan to continue to invest in international markets by direct expansion, acquisition or partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.


Gross Margin
------------

     The gross margin for the quarter ended March 2001 was 39% as compared to 70% in the quarter ended March 31, 2000. This decrease in gross margins was due to reduced license revenue, which historically have generated for us higher margins than service revenues.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Cost of revenue increased by 37% to approximately $2.2 million for the three months ended March 31, 2001 from approximately $1.6 million for the three months ended March 31, 2000. Cost of revenue increased to 61% of total revenue for the three months ended March 31, 2001 from 30% for the three months ended March 31, 2000. The increase in cost of revenue resulted primarily from increased software amortization and royalties.


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

     Viador's total operating expenses for the three months ended March 31, 2001 and 2000 were $8.3 million and $9.3 million, or 231% and 176% of total revenues, respectively. The decrease in operating expenses for the three months ended March 31, 2001 compared to the corresponding earlier year in absolute dollars resulted from our efforts to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we reduced our workforce in the United States further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. It is possible that we will have further cost reductions in the future. Operating expenses increased as a percentage of total revenues during the three months ended March 31, 2001 due to the decline in total revenues at a greater rate than the reduction in expenses that we achieved.

     Sales and Marketing
     -------------------

     Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the three months ended March 31, 2001 and 2000 were $4.6 million and $6.3 million, or 127% and 118% total revenue, respectively. Sales and marketing expenses decreased in absolute dollars for the three months ended March 31, 2001 as compared to the similar period in 2000 primarily due to reduced salaries and related expenses resulting from decreased staffing associated with an announced restructuring in January 2001. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Research and Development
     ------------------------

     Research and development expenses consist of operating expenses associated with software development. Had we not capitalized any software development costs, research and development expense for the three months ended March 31, 2001 would have been 56% of total revenues. Research and development expense increased by 49% to $1.9 million of total revenues without software capitalization in 2001 as compared $1.3 million or 25% of total revenues for the same period in 2000. The increases in research and development expenses were principally due to reduced capitalization of development expense partially offset by reduced salary-related expenses due to a restructuring in early January 2001. We capitalized approximately $93,000 additional development costs related to enhancing this product in the first quarter of 2001. Amortization of capitalized software development costs is charged to cost of revenue and totaled approximately $423,000 in the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     General and Administrative
     --------------------------

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended March 31, 2001 and 2000 were $1.5 million and $1.5 million or 41% and 27% of total revenues, respectively. General and administrative expenses remained unchanged in absolute dollars from 2000 to 2001, primarily due to the cost control efforts that we implemented on January 5, 2001. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Amortization of Goodwill
     ------------------------

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which is five years. Amortization of goodwill for the three months ended March 31, 2001 was $107,000, or 3%, of total revenue. There was $67,000 amortization of goodwill for the three months ended March 31, 2000. At December 31, 2000, the Company performed an evaluation of goodwill to determine whether recoverable. The evaluation was based on current year activities and project cash flows as compared to the carrying value of goodwill. Our evaluation related to our Switzerland-based subsidiary currently indicates that the March 31, 2001 balance of $1.6 million is recoverable. However, if the operating results for 2001 do not meet our current expectations, we may record an impairment charge for some portion or all of the remaining unamortized balance.

     Amortization of Stock-based Compensation
     ----------------------------------------

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three months ended March 31, 2001 and 2000 was $204,000 and $334,000 or 5% and 6% of total revenues, respectively.

     Restructuring Expense and Impairment Loss
     -----------------------------------------

     In December 2000, we implemented a Board-approved restructuring program to streamline the Company's business and to reduce costs, which resulted in a restructuring charge of $693,000. This restructuring charge included $234,000 for severance charges associated with the reduction in work force (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on pre-existing space that is currently vacant. This accrual was based on an assumption that the space will remain vacant for three months. Our actual cost for rental of this vacant space may increase if we are unable to find a suitable lessee by May 31, 2001. In connection with the restructuring, the Company also recorded charges totaling $1,270,000 for write-downs of leasehold improvements and other assets. These assets were specifically identified in the restructuring program. As of March 31, 2000, $365,000 remains accrued and is expected to be paid by the end of the second quarter of fiscal 2001. It is possible that we will have further cost reductions in the future and thereby incur additional expense.


Interest Income, Net
--------------------

     Interest income, net, decreased to approximately $86,000 for the three months ended March 31, 2001 from approximately $435,000 for the three months ended March 31,2000. This decrease was due to a reduction in interest-bearing cash and investment balances.


Provisions of Income Taxes
--------------------------

     Since the Company has incurred losses for each reporting period for both tax and financial reporting purposes, no income tax provision has been recorded for the three months periods ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Net Loss
--------

     For the three months ended March 31, 2001 and 2000, net loss was $6.8 million, $5.2 million, respectively or 190% and 98% of total revenues.



Liquidity and Capital Resources
-------------------------------

     From our inception, we have financed our operations primarily through an initial public offering in which we raised money and private equity placements totaling approximately $63.8 million. As of March 31, 2001, we had an accumulated deficit of approximately $59.2 million and cash, cash equivalents of approximately $1.0 million. For the three months ended March 31, 2001, we had a net loss of $6.8 million. For the years ended December 31, 2000, 1999 and 1998, we had net losses of approximately $29.3 million, $13.3 million and $6.2 million, respectively. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001. We will need to obtain additional financing to finance continuing operating losses. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. Absent debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that the cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course of business until late in the second quarter of 2001. See Note 1 to the Condensed Consolidated Financial Statements.

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was approximately $8.5 million and $4.1 million, respectively. The net use of cash for the three months ended March 31, 2001 resulted primarily from our net loss and a $1.8 million decrease in accounts payable and accrued liabilities. Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was approximately $0.5 million and $39 million. Net cash used in financing activities for the three months ended March 31, 2001 was approximately $6 million and resulted primarily from the repayment of note payable and $436,000 in capital expenditures.

     Deferred revenue primarily consists of the unrecognized portion of license and service revenues received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $4.0 million as of March 31, 2001 and $5.0 million as of March 31, 2000.

     Viador's principal commitments as of March 31, 2001 consisted of obligations under noncancelable operating leases for monthly rent. We have no present commitments or arrangements assuring us of any future equity or debt financing, and we cannot assure you that any such equity or debt financing will be available to us on favorable terms, or at all.

     Our services consist of maintenance, support, consulting and implementation. Service revenue represented 38% and 21% of total revenue for the three months ended March 31, 2001 and 2000, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue.

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

     Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. Two customers accounted for more than 10% of quarterly recognized revenue for the quarter ended March 31, 2001. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 20. Factors such as the ability to obtain additional financing to continue operations, expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

     Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

     If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Furthermore, any new securities could have rights, preferences and privileges senior to those of our common stock. There is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms or at all. Lack of additional funds will materially adversely affect us and our business and may cause us to sell assets or to cease operations. Consequently, our stockholders could incur a loss of their entire investment in us.


                RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
                          Risks Related to Viador

We cannot predict whether we will be successful because we have a short
-----------------------------------------------------------------------
operating and sales history.
---------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


We may not be able to grow our business or continue operating if we cannot
--------------------------------------------------------------------------
raise additional financing.
--------------------------

     Our independent certified public accountants have included an explanatory paragraph in their audit report with respect to our financial statements related to a substantial doubt with respect to our ability to continue as a going concern. Absent outside debt or equity financing, and excluding significant expenditures required for our major projects, we currently anticipate that cash on hand and anticipated cash flow from operations may be adequate to fund our operations in the ordinary course until late in the second quarter of 2001. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to deplete our available cash at an earlier date. We need to find additional funding to finance our operations. Funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we will be unable to execute our business development efforts, and we may be unable to continue as a going concern or we may have to sell assets. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

Failure to raise additional capital will have a material adverse effect on our
------------------------------------------------------------------------------
ability to operate as a going concern.
-------------------------------------

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

     Future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page [19].

Our cost-cutting efforts may harm our business.
----------------------------------------------

     Our management is implementing plans designed to reduce our cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures, including a significant reduction in force. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without a material adverse effect on our business, financial condition or results of operations.

As a result of questions concerning our status as a going concern, our
----------------------------------------------------------------------
customers and vendors may decide not to do business with us.
-----------------------------------------------------------

     Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. Additionally, we are currently experiencing some resistance in the marketplace and we believe that one of the several factors for this resistance is related to concerns regarding our ability to continue or business as a going concern. In any event, if customers and vendors decide not to conduct business with us, our net sales would further decrease, and our business will suffer significantly.

Our business currently depends on revenue related to the Viador E-Portal, and
-----------------------------------------------------------------------------
it is uncertain whether the market will increasingly accept this product.
------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

Continuing uncertainty of the U.S. economy may have serious implications for
----------------------------------------------------------------------------
the growth and stability of our business and may negatively affect our stock
----------------------------------------------------------------------------
price.
-----

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

We have a history of losses and may not be able to achieve profitability in the
-------------------------------------------------------------------------------
future.
------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

We have received notification from Nasdaq that our common stock is not in
-------------------------------------------------------------------------
compliance with minimum bid price listing requirements and risk being de-listed
-------------------------------------------------------------------------------
from the Nasdaq National Market.
-------------------------------

     On April 2, 2001, we received notification from Nasdaq that Viador is not in compliance with minimum bid price listing requirements for trading on the Nasdaq National Market. Our common stock has failed to maintain a minimum bid price $1.00 for over 30 consecutive trading days as required to continue trading on the Nasdaq National Market. We have until July 2, 2001 to regain compliance. If at any time before July 2, 2001, the bid price of our common stock is at least $1.00 for a minimum 10 consecutive trading days, Nasdaq will determine if we are in compliance. If we are unable to demonstrate compliance on or before July 2, 2001, Nasdaq will notify us in writing that Nasdaq has determined to de-list our common stock. At that time, we may request a review of Nasdaq's determination, but Nasdaq may de-list our common stock even after review. The potential de-listing of the Company's common stock from the Nasdaq National Market may adversely affect the trading liquidity and the price of the Company's common stock, as well as our ability to obtain additional financing.

Our operating results in one or more future periods may fluctuate significantly
-------------------------------------------------------------------------------
and may fail to meet or exceed the expectations of securities analysts or
-------------------------------------------------------------------------
investors, causing our stock price to fall.
------------------------------------------

     We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

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

     We typically receive 50% to 70% of our orders in the last month of each fiscal quarter because our customers often delay purchases of products until the end of the quarter and our sales organization and our individual sales representatives strive to meet quarterly sales targets. Because a substantial portion of our costs are relatively fixed and based on anticipated revenue, a failure to book an expected order in a given quarter will likely not be offset by a corresponding reduction in costs and, therefore, could adversely affect our operating results for that quarter. Due to these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. In future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

periods, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly.

Because our customers' orders vary substantially in size, our quarterly
-----------------------------------------------------------------------
operating results are difficult to forecast and may fluctuate.
-------------------------------------------------------------

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


Since our sales cycle is long, unpredictable and subject to seasonal
--------------------------------------------------------------------
fluctuations, it is difficult to accurately forecast our revenue; if we fail to
-------------------------------------------------------------------------------
achieve our forecasted revenue, our operating results will suffer and our stock
-------------------------------------------------------------------------------
price may decline.
-----------------

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

If our software contains errors, we may lose customers or experience reduced
----------------------------------------------------------------------------
market acceptance of our products.
---------------------------------

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

Product liability claims could harm our business.
------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

We may be unable to maintain or grow our international operations, which could
------------------------------------------------------------------------------
slow or undermine our overall growth.
------------------------------------

     During the three months ended March 31, 2001 and 2000, we derived 39% and 17%, respectively, of our total revenue from sales outside the United States. During the three months ended March 31, 2001 and 2000, we derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

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

     o multiple and conflicting tax laws and regulations; and

     o political and economic instability.

If our plan to sell the Viador E-Portal directly to customers is not
--------------------------------------------------------------------
successful, we may not be able to grow our revenue and our stock price may
--------------------------------------------------------------------------
suffer.
------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Our failure to manage our growth could adversely affect our business.
--------------------------------------------------------------------

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


We depend on technology licensed from third parties and, if we do not maintain
------------------------------------------------------------------------------
those license arrangements, this could result in delays in shipping our
-----------------------------------------------------------------------
products and services, which could harm our business.
----------------------------------------------------

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

If we do not manage the recent reduction in our workforce, it could have a
--------------------------------------------------------------------------
material adverse effect on our business.
---------------------------------------

     On January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we further reduced our workforce by 55 people, or 37% of our workforce. It is possible that we will have additional reductions in our workforce. Any failure to manage the impact of the workforce reduction on our product development schedules, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.
If we are unable to motivate and retain our personnel, it could have a material, adverse effect on our business.

     Our success depends in large part on our ability to motivate and retain highly skilled employees on a timely basis. Our workforce reduction in December 2000 and any future workforce reduction could result in some disruption in our ongoing operations and harm our efforts to motivate existing employees. Our failure to retain highly skilled personnel may limit the rate at which we generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We have appointed a new interim chief executive officer, a new president and a
------------------------------------------------------------------------------
new chief financial officer, and the integration of these officers may
----------------------------------------------------------------------
interfere with our operations.
-----------------------------

     In October 2000, we announced the appointment of Jonathan Harding as our new president and chief executive officer. In January 2001, we announced Alice Pilch as our new chief financial officer. On May 1, 2001, we announced the appointment of Dick Warmington as interim chief executive officer and president of the Company, to replace Jonathan Harding. The transitions of Mr. Warmington and Ms. Pilch have resulted and will continue to result in disruption to our ongoing operations, and these transitions, as well as a transition to a permanent chief executive officer, may materially harm the way that the market perceives our company and the price of our common stock.

Loss of any of our executive officers could harm our business
-------------------------------------------------------------

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Ms. Pilch. The loss of the services of Ms. Pilch or any of our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

executive officers could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

If we do not successfully recruit and retain skilled personnel for permanent
----------------------------------------------------------------------------
management positions, we may not be able to effectively implement our business
------------------------------------------------------------------------------
objectives.
----------

     We have experienced significant personnel changes at the senior management level. In October 2000, our president and chief executive officer and our chief financial officer resigned. We appointed Jonathan Harding president and chief executive officer in October 2000 and Alice Pilch chief financial officer in January 2001. In May 2001, Jonathan Harding resigned as president and chief executive officer and Steven Dille recently resigned as vice president of worldwide marketing and sales. We have appointed Dick Warmington as interim president and chief executive officer and Donald A. Cochrane as vice president of worldwide marketing and sales. We cannot predict how these changes in management will affect our business. However, if we fail to recruit and retain qualified individuals to permanently serve in these senior management positions, our business, financial condition and results of operations will be seriously harmed.

We may not be able to recruit and retain personnel, which would impair our
--------------------------------------------------------------------------
growth.
------

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

If we are unable to effectively protect our proprietary rights, our competitors
-------------------------------------------------------------------------------
may be able to copy important aspects of our products or product presentation,
------------------------------------------------------------------------------
which would undermine the relative appeal of our products to customers and
---------------------------------------------------------------------------
reduce our sales.
----------------

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

If our products infringe upon the proprietary rights of others, we may be
-------------------------------------------------------------------------
forced to pay high prices to license new technology or stop selling our
-----------------------------------------------------------------------
products.
--------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                       Risks Related To Our Industry

The markets in which we compete are highly competitive, and we may not be able
------------------------------------------------------------------------------
to compete effectively.
----------------------

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

Our business and prospects will suffer if we are unable to adequately respond
-----------------------------------------------------------------------------
to customer demands.
-------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Our future success will depend upon the ability of our products to work with a
------------------------------------------------------------------------------
large variety of hardware, software, database and networking systems.
--------------------------------------------------------------------

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

If our stock price is volatile or decreases significantly, you may not be able
------------------------------------------------------------------------------
to sell your stock at a favorable price at any given time or ever.
-----------------------------------------------------------------

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

Our officers, directors and affiliates may be able to control all matters
-------------------------------------------------------------------------
submitted for stockholder approval, and you will be subject to their decisions.
------------------------------------------------------------------------------

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

We have certain anti-takeover defenses that could prevent an acquisition of our
-------------------------------------------------------------------------------
business that you might favor.
-----------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------
     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of March 31, 2001, our cash and short-term investments had a weighted average interest rate of 6.72%. The fair value of our cash and short- term investments approximates the book value as of March 31, 2001 and December 31, 2000 of $1.0 million, and 16.0 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Impact of Foreign Currency Exchange Rate Change
-----------------------------------------------

     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three months ended March 31, 2001.

PART II - OTHER INFORMATION
-------   -----------------

ITEM 1.   LEGAL PROCEEDINGS.
------    -----------------

     On December 11, 2000, John Alves filed a Demand for Arbitration against Viador with the Western Case Management Center of the American Arbitration Association (AAA) in Fresno, California. Mr. Alves claimed that his employment agreement with the Company entitles him to purchase more shares and at a lower price per share than the Company has offered him. The complaint alleged breach of written contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, breach of fiduciary duty, and conspiracy, and sought unspecified compensatory, emotional distress, and punitive damages, and an award of interest and costs. On January 19, 2001, Mr. Alves amended his Demand, adding Stan Wang, Jonathan Harding, and Raja Venkatesh as defendants. AAA accepted the Amended Demand on February 28, 2001. On April 13, 2001, Mr. Alves agreed to dismiss Raja Venkatesh and Jonathan Harding as defendants.

     On November 15, 2000, Source Tagging Institute (STI) filed a complaint against the Company with the Circuit Court for the City of Alexandria, Virginia, alleging breach of contract and seeking damages. Also on November 15, 2000, Viador filed a complaint with the Circuit Court for Arlington County, Virginia, against STI and William C. Bender, a director of STI, seeking damages, return of property, and injunctive relief. STI and the Company entered into a contract for STI to provide certain services to the Company. The Company terminated the contract, and STI and Mr. Bender alleged that Viador had breached the contract by failing to provide sufficient support for STI to perform. The Company alledged conversion and other tortious acts against Bender and STI.

     All of these proceedings are at a very early stage, and the Company is unable to speculate as to their ultimate outcomes.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
------    -----------------------------------------

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

        (4) Information regarding the offering.

            (v) Amount of expenses incurred for the Company's account:

                 Underwriting discount:    $2,898,000
                 Other expenses:           $1,270,000
                 Total expenses:           $4,168,000


        (B) All of such total expenses were payments to others (i.e., not to directors, officers and 10%


            (vi)  Net proceeds:   $37,232,000


            (vii) Estimated amount of net proceeds used for:






                  Construction of plant, building and facilities:  $        --
                  Purchase and installation of machinery
                    and equipment:                                   3,000,000
                  Purchases of real estate:                                 --
                  Acquisition of other businesses:                   1,000,000
                  Repayment of indebtedness:                                --
                  Working capital:                                  33,232,000
                  Short-term investments including certificates
                    of deposit, corporate bonds, federal bonds,
                    money market funds and commercial paper:                --
                                                                   -----------
                  Total:                                           $37,232,000
                                                                   ===========



ITEM 5.  OTHER INFORMATION.
------   -----------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" on page 13.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

    (a)  Exhibits.
         --------

                              INDEX TO EXHIBITS


Exhibit
  No.                Exhibit Description
-------   -------------------------------------------------
 ****3.1  Amended and Restated Certificate of Incorporation

 ****3.2  Amended and Restated Bylaws

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

 ***10.13 Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000

 ***10.14 Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated April 14, 2000

 ***10.15 Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000

 ***10.16 Stock Pledge Agreement, by and between Raja Venkatesh and the
          Registrant, dated May 26, 2000

****10.17 Note Secured by Stock Pledge Agreement, by and between Steve Dille and the Registrant, dated July 13, 2000
****10.18 Stock Pledge Agreement, by and between Steve Dille and the
          Registrant, dated July 13, 2000
****10.19 Employment Agreement between Steve Dille and the Registrant dated
          November 30, 2000
****10.20 Employment Agreement By and Between Johnathan Harding and the
          Registrant dated October 5, 2000
****10.21 Mutual Release Agreement By and Between Viador GmbH and the
          Registrant Dated November 27, 2000

---------------------------

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

 ***   Incorporated by reference to the Registrant's Quarterly Report on Form
       10-Q, filed on August 14, 2000.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated March 31, 2001.


    (b)  Reports on Form 8-K. The Company did not file a Current Report on Form
         -------------------
         8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.






                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              VIADOR INC.
                                              -----------
                                              (Registrant)


Date: May 15, 2001                   By:    /s/  DICK WARMINGTON
                                         -------------------------------
                                               Dick Warmington
                                   Chief Executive Officer and President
                                            (Authorized Officer)







Date: May 15, 2001                   By:       /s/ ALICE PILCH
                                         -----------------------------
                                                Alice Pilch
                                        Vice President of Finance and
                                             Corporate Controller
                                       (Principal Financial Officer
                                      and Principal Accounting Officer)


                                      35


