Form 10-Q
period 2001-06-30
VIADOR INC
filed 2001-08-20
CIK 1089026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 2001

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 0-27741


                                   Viador Inc.
              (Exact name of registrant as specified in its charter)

             DELAWARE                                 94-3234636
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)



                               977 Benecia Avenue
                               Sunnyvale CA 94085
              (Address of principal executive offices) (Zip Code)

                         Telephone Number (408) 735-5956
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]       No  [  ]




As of August 15, 2001, there were 33,132,812 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


================================================================================

                                   VIADOR INC.

                                    FORM 10-Q

                                      INDEX

                         FOR QUARTER ENDED June 30, 2001




                                                                                                              Page
                                                                                                              ----
                         PART I - FINANCIAL INFORMATION

   item 1.        Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31,
                      2000.................................................................................     3

                  Condensed Consolidated Statements Of Operations - Three and Six Months Ended June 30,
                      2001 and 2000 (unaudited)............................................................     4

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and
                      2000 (unaudited).....................................................................     5

                  Notes to Condensed Consolidated Financial Statements (unaudited).........................     6

   ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations....    13

   ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk...............................    32


                           PART II - OTHER INFORMATION

   ITEM 1.        Legal Proceedings........................................................................    33

   ITEM 2.        Changes in Securities and Use of Proceeds................................................    33

   ITEM 4.        Submission of Matters to a Vote of Security Holders......................................    34

   ITEM 5.        Other Information........................................................................    35

   ITEM 6.        Exhibits and Reports on Form 8-K.........................................................    35

   Signatures............................................................................................      39



PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                                   VIADOR INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                        June 30,            December 31,
                                                                                          2001                  2000
                                                                                          ----                  ----
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...............................................             $     47                $ 15,955
   Accounts receivable, net of allowance of $3,145 and $2,033, respectively                3,389                   7,072
   Other current assets....................................................                  257                   1,870
                                                                                        --------                --------
     Total current assets..................................................                3,693                  24,897
Equipment held for sale, net...............................................                  243                      --
Property and equipment, net................................................                1,425                   4,357
Capitalized software development costs, net................................                   --                   2,453
Goodwill and other intangibles, net........................................                   --                   1,705
Other assets...............................................................                  143                   2,203
                                                                                        --------                --------
     Total assets..........................................................             $  5,504                $ 35,615
                                                                                        ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable...........................................................             $     --                $  6,000
   Accounts payable........................................................                2,419                   1,376
   Accrued liabilities.....................................................                1,335                   3,640
   Accrued vacation........................................................                  455                   1,052
   Accrued bonus...........................................................                  320                   1,035
   Accrued restructuring expense...........................................                  145                     693
   Deferred revenue........................................................                3,753                   4,654
                                                                                        --------                --------
     Total liabilities.....................................................                8,427                  18,450
                                                                                        --------                --------

Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2001 and December 31, 2000; none issued and
     outstanding as of June 30, 2001 and December 31, 2000.................                   --                      --
   Common stock, $0.001 par value: 100,000 shares authorized as of June 30,
     2001 and December 31, 2000; 18,316,087 and 18,199,399 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively...
                                                                                              19                      19
   Additional paid-in capital..............................................               70,607                  71,431
   Deferred stock-based compensation.......................................                 (599)                 (1,759)
   Treasury stock..........................................................                  (34)                    (34)
   Notes receivable from stockholders......................................                   --                    (123)
   Accumulated deficit.....................................................              (72,962)                (52,316)
   Accumulated other comprehensive income (loss)...........................                   46                     (53)
                                                                                        --------                --------
     Total stockholders' equity (deficit)..................................               (2,923)                 17,165
                                                                                        --------                --------
     Total liabilities and stockholders' equity (deficit)..................             $  5,504                $ 35,615
                                                                                        ========                ========



See accompanying notes to condensed consolidated financial statements.

                                   VIADOR INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                            Three Months Ended                Six Months Ended
                                                     -------------------------------  --------------------------------
                                                        June 30,         June 30,          June 30,         June 30,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
Revenue:
   License........................................      $  1,330          $  5,382         $  3,585          $  9,575
   Service........................................         1,347             2,063            2,707             3,188
                                                        --------          --------         --------          --------
     Total revenue................................         2,677             7,445            6,292            12,763
                                                        --------          --------         --------          --------

Cost of revenue:
   Amortization of capitalized software...........         3,031               109            3,454               109
   License and service cost of revenue............           727             2,220            2,518             3,837
                                                        --------          --------         --------          --------
     Total cost of revenue........................         3,758             2,329            5,972             3,946
                                                        --------          --------         --------          --------

     Gross profit (loss)..........................        (1,081)            5,116              320             8,817
                                                        --------          --------         --------          --------

Operating expenses:
   Sales and marketing............................         4,605             7,191            9,191            13,447
   Research and development.......................         1,754             2,053            3,703             3,359
   General and administrative.....................         1,219             1,401            2,706             2,786
   Amortization of goodwill.......................           109               146              216               213
   Restructuring charges..........................           217                --              217                --
   Loss on lease termination......................         2,634                --            2,634                --
   Impairment loss - goodwill and other assets....         1,993                --            1,993                --
   Impairment loss - equipment held for sale......           550                --              550                --
   Amortization of stock-based compensation*......          (375)              278             (171)              612
                                                        --------          --------         --------          --------

     Total operating expenses.....................        12,706            11,069           21,039            20,417
                                                        --------          --------         --------          --------

Operating loss....................................       (13,787)           (5,953)         (20,719)          (11,600)
Other income and expense, net.....................            13               410              104               845
                                                        --------          --------         --------          --------

     Net loss before income taxes.................       (13,774)           (5,543)         (20,615)          (10,755)
Provision for income taxes........................            28                --                31               --
                                                        --------          --------         --------          --------

     Net loss.....................................      $(13,802)         $ (5,543)        $(20,646)         $(10,755)
                                                        ========          ========         ========          ========

Basic and diluted net loss per share..............      $  (0.76)         $  (0.32)        $  (1.13)         $  (0.62)
                                                        ========          ========         ========          ========

Shares used in computing basic and diluted net
   loss per share.................................        18,258            17,373           18,205            17,210
                                                        ========          ========         ========          ========



* The allocation of the amortization of stock-based compensation relates to the expense categories is set forth below (in thousands):



                                                            Three Months Ended                Six Months Ended
                                                     -------------------------------  --------------------------------
                                                        June 30,         June 30,          June 30,         June 30,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
 Cost of revenue..................................      $     (1)         $      3         $      1          $      7
 Sales and marketing..............................          (208)               73             (157)              167
 Research and development.........................            (9)               90               44               192
 General and administrative.......................          (157)              112              (59)              246
                                                        --------          --------         --------          --------
                                                        $   (375)         $    278         $   (171)         $    612
                                                        ========          ========         ========          ========


See accompanying notes to condensed consolidated financial statements.

                                   VIADOR INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited


                                                                                                Six Months Ended
                                                                                    --------------------------------------
                                                                                        June 30,               June 30,
                                                                                          2001                   2000
                                                                                          ----                   ----
Cash flows from operating activities:
Net loss...................................................................             $(20,646)               $(10,755)
Adjustments to reconcile net loss to net cash used in operating activities:
   Reserve on stockholder notes receivable.................................                  123                      --
   Depreciation and amortization...........................................                  958                   1,180
   Amortization of capitalized software....................................                3,454                     109
   Amortization of deferred stock-based compensation.......................                 (171)                    612
   Amortization of warrants for corporate lease............................                   46                      --
   Issuance of warrants to non-employees...................................                    1                      --
   Issuance of warrants in conjunction with joint marketing................                   48                      --
   Issuance of options to non-employees....................................                   28                      28
   Loss on lease termination...............................................                2,634                      --
   Impairment loss - goodwill and other assets ............................                1,993                      --
   Impairment loss - equipment held for sale...............................                  550                      --
   Changes in operating assets and liabilities:
     Accounts receivable...................................................                3,683                  (3,826)
     Other current assets..................................................                1,545                  (1,055)
     Other assets..........................................................                  (49)                    117
     Accounts payable, accrued liabilities and accrued vacation............               (2,574)                  3,496
     Accrued restructuring expense.........................................                 (548)                     --
     Deferred revenue......................................................                 (901)                 (1,021)
                                                                                        --------                --------
       Net cash used in operating activities...............................               (9,826)                (11,115)
                                                                                        --------                --------
Cash flows from investing activities:
   Capital expenditures....................................................                  (13)                 (4,340)
   Purchase of short-term investment.......................................                   --                 (22,090)
   Rent paid in advance....................................................                   --                    (500)
   Security deposit........................................................                   --                  (1,697)
   Capitalization of software development costs............................                 (198)                 (2,694)
   Acquisition of business, net of cash acquired...........................                   --                    (883)
                                                                                        --------                --------
       Net cash used in investing activities...............................                 (211)                (32,204)
                                                                                        --------                --------
Net cash provided by financing activities:
   Repayment of (proceeds from) bank line of credit........................               (5,000)                  2,000
   Repayment of note payable from business acquisition.....................               (1,000)                     --
   Proceeds from issuance of common stock..................................                   30                     856
                                                                                        --------                --------
       Net cash provided by (used in) financing activities.................               (5,970)                  2,856
   Effect of exchange rate on cash and cash equivalents....................                   99                      (4)
                                                                                        --------                --------
       Net decrease in cash and cash equivalents...........................              (15,908)                (40,467)
                                                                                        --------                --------
Cash and cash equivalents, beginning of period.............................               15,955                  44,720
                                                                                        --------                --------
Cash and cash equivalents, end of period...................................             $     47                $  4,253
                                                                                        ========                ========

Supplemental disclosures of cash flow information:
   Cash paid for interest..................................................             $    135                $     28
                                                                                        ========                ========
   Cash paid for income taxes..............................................             $     31                $     28
                                                                                        ========                ========
Non-cash financing activities:
   Warrants issued.........................................................             $     --                $  1,529
                                                                                        ========                ========
   Notes receivable for options exercised..................................             $     --                $    529
                                                                                        ========                ========




See accompanying notes to condensed consolidated financial statements.

                                   VIADOR INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, except as indicated) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2001. These condensed consolidated financial statements and the notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring net losses, including net losses of $13.8 million, $20.6 million and $29.3 million for the three and six months ended June 30, 2001 and for the year ended December 31, 2000, respectively, raise substantial doubt regarding the Company's ability to continue as a going concern. In 2000, the Company's revenue was not sufficient to support its operations, and revenue will not be sufficient to support operations until such time, if any, that the Company's enterprise information portal software gains substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations through 2001 and is currently in discussions with third parties to obtain such funding, although to date no commitments for funding have been obtained. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment and other assets may not be recovered.


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

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)


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

     Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs, and an allocation of our facilities, communications and depreciation expenses. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from software sales was deemed to be uncertain for purposes of evaluating recoverability.

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

     The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):



                                                            Three Months Ended                Six Months Ended
                                                     -------------------------------  --------------------------------
                                                        June 30,         June 30,          June 30,         June 30,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
Net loss..........................................      $(13,802)         $ (5,543)        $(20,646)         $(10,755)
Other comprehensive income (loss):
    Unrealized gains (losses) of investments, net
     of tax.......................................            --                 1               --               (14)
   Foreign currency translation adjustments.......            71                (4)              99                (4)
                                                        --------          --------         --------          --------
     Total comprehensive loss.....................      $(13,731)         $ (5,546)        $(20,547)         $(10,773)
                                                        ========          ========         ========          ========


      (d) Foreign Currency and Equity Hedging Instruments

     Effective January 1, 2001, we adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities.

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)

Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

     (e) Software Development Costs

     The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. Net capitalized software development costs amounted to approximately $0 and $2.7 million as of June 30, 2001 and 2000, respectively. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which historically has been estimated to be one to two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability.

      (f) Impairment of Long-Lived Assets

     The Company evaluates its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or estimated fair value less costs to sell.

      (g) Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS 141 "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. However, equity-method goodwill is not subject to the new impairment rules. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently determining the effect of SFAS 142 on its financial statements.

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (Unaudited)

Note 3.  Stock-Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In April 2000, Financial Accounting Standard Board (FASB) issued FASB Interpretation No.44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.


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


                                                            Three Months Ended                Six Months Ended
                                                     -------------------------------  --------------------------------
                                                        June 30,         June 30,          June 30,         June 30,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
Shares issuable under stock options...............       5,304             4,733            5,304             4,733
Shares of restricted stock subject to repurchase..          24               146               24               146
Shares issuable pursuant to warrants to purchase
     common stock.................................           5               100                5               100




     The weighted-average exercise price of stock options was $0.48 and $12.89 per share for the three months ended June 30, 2001 and 2000. The weighted-average exercise price of stock options was $0.69 and $26 per share for the six months ended June 30, 2001 and 2000. The weighted-average purchase price of restricted stock was $0.34 and $3.33 per share for the three months ended June 30, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock was $0.34 and $3.33 per share for the six months ended June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $0.80 and $31.44 per share for the three months ended June 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $0.80 and $31.44 per share for the six months ended June 30, 2001 and 2000.

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)

Note 5.  Business Acquisition

     On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of the acquired company which, including acquisition costs, resulted in a total purchase price of $2.0 million. The Company paid $1.0 million in cash at the closing of the acquisition and issued notes payable of $1.0 million which accrues interest at six percent per annum; the note payable and related interest were paid in full in January 2001. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition as follows (in thousands):


Current assets (includes cash acquired of $117).........          $  179
Goodwill................................................           2,131
Current liabilities.....................................            (277)
                                                                  ------
Total Purchase Price....................................          $2,033
                                                                  ======



     Goodwill, which represents the excess of purchase price over value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which is five years. Amortization expense related to goodwill was $109,000 and $216,000 for the three and six months ended June 30, 2001. In the three months ended June 30, 2001, the remaining unamortized portion of goodwill was deemed impaired as actual revenues for the acquired company were below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland.


Note 6.  Restructuring Expense, Impairment and Loss on Lease Termination

     In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company's business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000.

     In April and June 2001, the Board of Directors approved a restructuring program designed to further streamline the Company's business and to reduce costs. These restructuring programs resulted in an additional restructuring expense of $217,000 for severance charges associated with reductions in the Company's United States workforce (55 positions in April and approximately ten positions subsequent to June). As of June 30, 2001, $145,000 of restructuring expense remains accrued and is expected to be paid by the end of the third quarter of fiscal 2001. The following table depicts the activity for the restructuring accrual for the six months ended June 30, 2001 (in thousands):



                                                                         Severance           Rent            Total
                                                                         ---------           ----            -----
Restructuring accrual, December 31, 2000.........................           $234             $459             $693
Additions to Restructuring Accrual, April 2001...................            144               --              144
Additions to Restructuring Accrual, June 2001....................             73               --               73
Cash Payments/Amortization (January 2001 through June 2001)......           (306)            (459)            (765)
                                                                           -----            -----            -----
     Total.......................................................           $145             $ --             $145
                                                                            ====             ====             ====



     In June 2001, the Company terminated its corporate lease scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, the Company surrendered its restricted lease deposit of $1 million and a significant amount of its office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.6 million) to the landlord. The net book value of surrendered assets associated with this event is included in Loss on Lease termination in the accompanying Condensed Consolidated Statement of Operations for the three months ended June 30, 2001.

     In June 2001, management decided to sell certain equipment. In connection with this decision, the Company recognized an impairment loss on equipment held for sale of $550,000.

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)


Note 7.  Geographic, Segment and Significant Customer Information

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

     The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: Enterprise information portal systems. The disaggregated information is as follows (in thousands):


                                                            Three Months Ended                Six Months Ended
                                                     -------------------------------  --------------------------------
                                                        June 30,         June 30,          June 30,         June 30,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
Revenue:
   License..........................................    $  1,330          $  5,382         $  3,585          $  9,575
   Services.........................................       1,347             2,063            2,707             3,188
                                                        --------          --------         --------          --------
     Total revenue..................................    $  2,677          $  7,445         $  6,292          $ 12,763
                                                        ========          ========         ========          ========




     Significant customer information is as follows:


                                 Percentage of Total Revenue        Percentage of Total Revenue
                                     Three Months Ended                  Six Months Ended               Percentage of
                                          June 30,                         June 30,                     Total Accounts
                                 ---------------------------        ---------------------------           Receivable
                                    2001             2000              2001             2000             June 30, 2001
                                    ----             ----              ----             ----             -------------
Customer A..........................23%...............12%..............10%                7%                  9%
Customer B...........................9%...............10%.............. 4%                6%                  3%





     The Company markets its products mainly from its operations in North America. International sales are primarily to customers in Canada, Europe and the Asia-Pacific region. Revenue derived from international sales was 40% and 8% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Revenue derived from international sales were 40% and 12% of total revenue for the six months ended June 30, 2001 and 2000, respectively.


Note 8.  Subsequent Events

     NASDAQ Notice of Noncompliance

     On July 3, 2001, the Company received a letter from Nasdaq indicating the Company has failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities are, therefore, subject to delisting from Nasdaq. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. While consideration to this request will likely be given over the following months, there is no assurance the panel will grant the company's request for continued listing.

                                   VIADOR INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)
                                   (Unaudited)


     Receipt of Financing

     On July 6, 2001, the Company received from three lenders a $500,000 loan at an interest rate of prime plus 1%, payable on or before September 6, 2001. In connection with the loan, the Company issued warrants to purchase a total of 1,250,000 shares of the Company's common stock. The warrants are each immediately exercisable at a price of $0.40 per share. The loan is convertible into common stock at the option of the lenders at the lower of either the average price at the time of the loan or the average price at the time of the conversion or, if the Company and the lenders mutually agree, at the price the Company sells any equity securities to a third party during the term of the loan.

     On August 13, 2001, the Company received from three investors $4.0 million in exchange for 14,814,814 shares of the Company's common stock. In connection with this investment, the Company issued warrants to purchase a total of 2,962,962 shares of the Company's common stock; the warrants are generally exercisable after February 12, 2002 at a price of $0.27 per share. There is a commission payable on the transaction to a third party in the amount of $240,000.

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

     Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the Nordic Region (Norway, Sweden, Denmark), Italy, and France. We have our own direct Sales and Presales Team in Germany, the United Kingdom and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong, and Thailand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- (Continued)

Recent Events
-------------

     NASDAQ Notice of Noncompliance
     ------------------------------

      On July 3, 2001, we received a letter from Nasdaq indicating Viador has failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities are, therefore, subject to delisting from Nasdaq. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. While consideration to this request will likely be given over the following months, there is no assurance the panel will grant our request for continued listing.

     Noncompliance with NASDAQ Audit Committee Rules
     -----------------------------------------------

     We are not in compliance with The Nasdaq National Market's Audit Committee Rules which require audit committees to be comprised of at least three independent directors. Due to turn over on our Board of Directors, our committee consists of only two independent directors. While we intend to satisfy the Audit Committee Rules and are in the process of filling the vacancy on our audit committee, there is no assurance that we will be successful in our efforts and may nonetheless be delisted from Nasdaq.


     Private Financing
     -----------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of debt securities. On August 13, 2001, we raised $4.0 million in financing through a private offering of equity securities. For further information regarding the offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Changes in Securities and Use of Proceeds - Information Required by Item 701 of Regulation S-K."

     We are currently attempting to raise additional financing to fund our operations. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to further restrict our business and product development efforts or to continue to deplete our available cash. Additional funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we may be unable to execute our business development efforts, and we may be unable to continue as a going concern.

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

     On May 7, 2001, Donald A. Cochrane was appointed Vice President of Worldwide Marketing and Sales to replace Steven Dille, who recently resigned.

     Randolph Marks and Virginia Turezyn resigned from our Board of Directors. Mr. Marks resigned in April 2001 and Ms. Turezyn resigned in June 2001.

     In June 2001, Wang Zihan and Jun Song were appointed to the Board of Directors and Mr. Zihan was appointed to the Audit Committee.

     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In response to these conditions and to shorten our path to profitability, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we announced that we are restructuring our business to focus on three distribution models:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- (Continued)

e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that do not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a future layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. It is possible that we will have further workforce reductions in the future.

     As part of our restructuring program, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.6 million) to the landlord. The costs associated with this event are included in loss on lease termination in the accompanying Condensed Consolidated Statement of Operations for the three months ended June 30, 2001. For further information regarding our restructuring program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Expense, Impairment Loss and Loss on Lease Termination" on page 20.

     Effect of Economic Conditions
     -----------------------------

     The current economic environment has negatively impacted our business. In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more conservative buyers and have scaled down their budgets for capital expenditures. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have generally decreased throughout the year 2000 and the first and second quarters of 2001. These changes have lengthened the sales cycle and reduced the overall demand for our product. Finally, because it is a difficult environment for companies in the United States to raise additional funds, we have seen an increase in the age of our accounts receivables. As a result, we may experience higher levels of customer turnover and bad debt provisions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- (Continued)


Results of Operations
---------------------

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:



                                                              Three Months Ended             Six Months Ended
                                                        -----------------------------  ----------------------------
                                                           June 30,        June 30,       June 30,       June 30,
                                                             2001            2000           2001           2000
                                                             ----            ----           ----           ----
     Revenue:
        License......................................          50%             72%            57%            75%
        Service......................................          50              28             43             25
                                                            -----           -----          -----          -----
          Total revenue..............................         100             100            100            100
                                                            -----           -----          -----          -----

     Cost of revenue:
        Amortization of capitalized software.........          97              --             55             --
        License and service cost of revenue..........          43              31             40             31
                                                            -----           -----          -----          -----
          Total cost of revenue......................         140              31             95             31
                                                            -----           -----          -----          -----
          Gross profit (loss)........................         (40)             69              5             69
                                                            -----           -----          -----          -----
     Operating expenses:
        Sales and marketing..........................         172              97            146            105
        Research and development.....................          66              28             59             26
        General and administrative...................          46              19             43             22
        Amortization of goodwill.....................           4               2              3              2
        Restructuring................................           8              --              3             --
        Loss on lease termination....................          98              --             42             --
        Impairment loss - goodwill and other assets..          74              --             32             --
        Impairment loss - equipment held for sale....          21                              9
        Amortization of stock-based compensation.....         (14)              4             (3)             5
                                                            -----           -----          -----          -----
          Total operating expenses...................         475             149            334            160
                                                            -----           -----          -----          -----

     Operating loss..................................        (515)            (80)          (329)           (91)
     Other income and expense, net...................          --               6              2              7
                                                            -----           -----          -----          -----
     Net loss before income taxes....................        (515)            (74)          (327)           (84)
     Provision for income taxes......................           1              --              1             --
                                                            -----           -----          -----          -----
          Net loss...................................        (516)%           (74)%         (328)%          (84)%
                                                            =====           =====          =====          =====




Three and Six Months Ended June 30, 2001 as Compared to Three and Six Months Ended June 30, 2000

Revenue
-------

     We follow the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

     Total Revenue. Total revenue decreased by 64% to approximately $2.7 million
     -------------
for the three months ended June 30, 2001 from approximately $7.4 million for the similar period in the prior year. Total revenue decreased by 51% to approximately $6.3 million for the six months ended June 30, 2001 from approximately $12.8 million for the similar period in the prior year. For the three months ended June 30, 2001, license revenues and service revenues each accounted for 50% of total revenues, as compared to 72% and 28% of total revenue, respectively, for the comparable prior year period. For the six months ended June 30, 2001, license revenue and service revenue accounted for 57% and 43% of total revenue, respectively, as compared to 75% and 25% of total revenue, respectively, for the comparable period in the prior year. The decrease in total revenue was primarily due to reductions in license revenue resulting from decreased demand for our products and secondarily, a reduction in service revenue associated with reduced demand for our consulting services.

     License Revenue. License revenue decreased by 75% to approximately $1.3
     ---------------
million for the three months ended June 30, 2001 from approximately $5.4 million for the same period in the prior year. License revenue decreased by 63% to approximately $3.6 million for the six months ended June 30, 2001 from approximately $9.6 million for the same period in the prior year. The decreases in license revenue were due to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability.

     Service Revenue. Service revenue decreased by 35% to approximately $1.3
     ---------------
million for the three months ended June 30, 2001 from approximately $2.1 million for same period in the prior year. Service revenue decreased by 15% to approximately $2.7 million for the six months ended June 30, 2001 from approximately $3.2 million for same period in the prior year. The decreases in service revenue primarily resulted from a decrease in consulting services provided.

     Channel Mix. We distribute our products directly through a direct sales
     -----------
force and indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Indirect channel revenues for the three and six months ended June 30, 2001 were 46% and 52% of total revenues, respectively, as compared to 20% and 19% of total revenues, respectively, for the three and six months ended June 30, 2000. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year primarily because of the expanded use of channel partners and their customer base. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

     Geographic Mix. International revenue (sales outside of the United States)
     --------------
for the three and six months ended June 30, 2001, each accounted for 40% of total revenue. International revenue for the three and six months ended June 30, 2000 represented 8% and 12% of total revenue, respectively. International revenue for the three and six months ended June 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

2001 increased in absolute dollars and as a percentage of total revenue from the similar period in the prior year because of increased distribution channels and customer base in international markets. See Note 7 of Notes to Condensed Consolidated Financial Statements for further geographic information.

     We plan to continue to invest in international markets by direct expansion, acquisition or partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.


Cost of revenue
---------------

     Our cost of revenue includes salaries and related expenses for our customer maintenance and support, professional consulting and implementation and training services organizations and costs of contracting with third parties to provide consulting services to customers and amortization of software development costs. Our cost of revenue also includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and shipping costs, including the costs associated with the electronic transmission of software to new customers and an allocation of our facilities, and depreciation expenses.

     Total cost of revenue increased by 61% to approximately $3.8 million for the three months ended June 30, 2001 from approximately $2.3 million for similar prior year period. Total cost of revenue increased by 51% to approximately $6.0 million for the six months ended June 30, 2001 from approximately $3.9 million for similar period in the prior year. Total cost of revenue increased to 140% of total revenue for the three months ended June 30, 2001 from 31% in the similar prior year period. Total cost of revenue increased to 95% of total revenue for the six months ended June 30, 2001 from 31% for the similar period in the prior year. The increase in cost of revenue as a percentage of total revenue for the three and six months ended June 30, 2001 resulted primarily from a significant acceleration in software amortization and write-offs of software held for resale in the amount of $802,000.


Gross Margin
------------

     The gross margin for the three and six months ended June 30, 2001 was (40%) and 5%, respectively, as compared to 69% for both the three- and six-month periods ended June 30, 2000. This decrease in gross margins was due to reduced license revenue, which historically have generated for us higher margins than service revenues and a significant acceleration of software development costs of $1.8 million and write-offs of software held for resale in the amount of $802,000.


Operating Expenses
------------------

     Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of goodwill. In addition to five general categories, we have recorded special charges for restructuring expense, loss on lease termination and impairments in fiscal 2000. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category includes expenses that may be common to the other categories, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the category, such as sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent and utilities for the corporate office and depreciation expense for office furniture and equipment.

     Viador's total operating expenses for the three months ended June 30, 2001 and 2000 were $12.7 million and $11.1 million, or 474% and 149% of total revenue, respectively. Our total operating expenses for the six months ended June 30, 2001 and 2000 were $21.0 million and $20.4 million, or 334% and 160% of total revenue, respectively. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

increase in operating expenses for the three months ended June 30, 2001 as compared to the corresponding earlier year in absolute dollars resulted from the recording of approximately $2.6 million due to the loss of lease, $2.5 million impairment loss. These charges offset the results of our efforts to streamline our operations and reduce our expenditure levels.

     In furtherance of these objectives, on April 6, 2001, we further reduced our workforce in the United States further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. In June 2001, we announced a future workforce reduction of approximately 10 positions or 14% of our current workforce. It is possible that we will have further cost reductions in the future.

     Sales and Marketing
     -------------------

     Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the three months ended June 30, 2001 and 2000 were $4.6 million and $7.2 million, or 172% and 97% total revenue, respectively. Sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $9.1 million and $13.4 million, or 146% and 105% total revenue, respectively. Sales and marketing expenses decreased in absolute dollars for the three and six months ended June 30, 2001 as compared to the similar period in 2000 primarily due to reduced salaries and related expenses resulting from decreased staffing associated with an announced restructuring in January and April 2001. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Research and Development
     ------------------------

     Research and development expenses consist of operating expenses associated with software development. Had we not capitalized any software development costs, research and development expense for the three and six months ended June 30, 2001 would have been 70% and 56% of total revenue, respectively. Research and development expense decreased by 15% to $1.8 million or 66% of total revenue without software capitalization for the three months ended June 30, 2001 as compared $2.1 million or 28% of total revenue for the same period in 2000. Research and development expense increased by 10% to $3.7 million or 59% of total revenue for the six months ended June 30, 2001 as compared $3.4 million or 26% of total revenue for the same period in 2000. The decreases in research and development expenses for the three months ended June 30, 2001 were principally due to reduced expenses related to our use of outside contractors and reduced salary-related expenses due to a restructuring in early January 2001. We capitalized approximately $105,000 additional development costs related to enhancing this product in the second quarter of 2001. Amortization of capitalized software development costs is charged to cost of revenue and totaled approximately $434,000 and $857,000 in the three and six months ended June 30, 2001, respectively.

     General and Administrative
     --------------------------

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended June 30, 2001 and 2000 were $1.2 million and $1.4 million or 46% and 19% of total revenue, respectively. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $2.7 million and $2.8 million or 43% and 22% of total revenue, respectively. We believe that general and administrative expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

     Amortization of Goodwill
     ------------------------

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which is five years. Amortization of goodwill for the three and six months ended June 30, 2001 was $109,000 and $216,000, or 4% and 2% of total revenue, respectively. Amortization of goodwill for the three six months ended June 30, 2000 was $146,000 and $213,000, or 3% and 2% of total revenue, respectively. At December 31, 2000, we performed an evaluation of goodwill to determine whether recoverable. The evaluation was based on current year activities and project cash flows as compared to the carrying value of goodwill. Our evaluation related to our Switzerland-based subsidiary during the three months ended June 30, 2001 indicated that the $1.6 million of goodwill remaining unamortized was deemed impaired as actual revenues for the acquired company were

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the remaining unamortized balance. For further information regarding this impairment charge, see Note 5 to the Condensed Consolidated Financial Statements.

     Restructuring Expense, Impairment Loss and Loss on Lease Termination
     --------------------------------------------------------------------

     In December 2000, we implemented a Board-approved restructuring program to streamline our business and to reduce costs, which resulted in a restructuring charge of $693,000. This restructuring charge included $234,000 for severance charges associated with the reduction in workforce (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on pre-existing space that was then vacant. In connection with the restructuring, we also recorded charges totaling approximately $1.3 million for write-downs of leasehold improvements and other assets. These assets were specifically identified in the restructuring program. In April and June 2001, we implemented another restructuring program designed to further streamline our business and reduce costs. These restructuring programs resulted in an additional restructuring expense of $217,000 for severance charges associated with reductions in our United States workforce (55 positions in April and approximately 10 positions subsequent to June). As of June 30, 2001, $145,000 of restructuring expense remains accrued and is expected to be paid by the end of the third quarter of fiscal 2001.

     In June 2001, we terminated our corporate lease with Alza Corporation, which was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, we surrendered our restricted lease deposit of $1 million and a significant amount of our office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.6 million) to the landlord. The net book value of surrendered assets associated with this event is included in loss on lease termination in the accompanying Condensed Consolidated Statement of Operations for the three months ended June 30, 2001.

     In June 2001, management decided to sell certain equipment. In connection with this decision, the Company recognized an impairment loss on equipment held for sale of $550,000. For further information regarding this impairment loss, see Note 6 to the Condensed Consolidated Financial Statements.


     Amortization of Stock-based Compensation
     ----------------------------------------

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three and six months ended June 30, 2001 was ($375,000) and ($171,000) or (14%) and (3%) of total revenue, respectively. A credit of $520,000 to the income statement is due to a write-off of deferred compensation related to terminated employees. Since we had previously amortized deferred compensation on an accelerated method as allowed under Financial Accounting Standard Board Interpretation No. 28, a credit was given in the June 2001 quarter for future periods as calculated using the straight-line method for the deferred compensation related to these terminated employees. Amortization of stock-based compensation for the three and six months ended June 30, 2000 was $278,000 and $612,000 or 4% and 5% of total revenue, respectively.


Other Income and Expense, Net
-----------------------------

     Other income and expense, net, decreased to approximately $13,000 and 104,000 for the three and six months ended June 30, 2001 from approximately $410,000 and $845,000 for the three and six months ended June 30,2000. This decrease was due to a reduction in interest-bearing cash and investment balances.


Provisions of Income Taxes
--------------------------

     Since the Company has incurred losses for each reporting period for both tax and financial reporting purposes, no income tax provision has been recorded for the three and six months periods ended June 30, 2001 and 2000. A provision of $28,000 was recorded during the three months ended June 30, 2001 for taxes on foreign operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

Net Loss
--------

     For the three and six months ended June 30, 2001, we recorded a net loss of approximately $13.8 million and $20.6 million, or 516% and 328% of total revenue, respectively, as compared to a net loss for the three and six months ended June 30, 2000 of approximately $5.5 million and $10.8 million, or 74% and 84% of total revenue, respectively.


Liquidity and Capital Resources
-------------------------------

     From our inception, we have financed our operations primarily through an initial public offering in which we raised money and private equity placements totaling approximately $63.8 million. In July 2001, we raised additional financing totaling $500,000 through a private offering of convertible debt securities. As of June 30, 2001, we had an accumulated deficit of approximately $73.0 million and cash and cash equivalents of approximately $47,000. For the three and six months ended June 30, 2001, we recorded a net loss of approximately $13.8 million and $20.6 million. For the years ended December 31, 2000, 1999 and 1998, we had net losses of approximately $29.3 million, $13.3 million and $6.2 million, respectively. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001.

     On July 6, 2001, we received from three lenders a $500,000 loan at an interest rate of prime plus 1%, payable on or before September 6, 2001. In connection with the loan, we issued warrants to purchase a total of 1,250,000 shares of common stock. The warrants are each immediately exercisable at a price of $0.40 per share. The loan is convertible into common stock at the option of the lenders at the lower of either the average price at the time of the loan or the average price at the time of the conversion or, if Viador and the lenders mutually agree, at the price we sell any equity securities to a third party during the term of the loan.

     On August 13, 2001, we received from three investors $4.0 million in exchange for 14,814,814 shares of common stock. In connection with this investment, the Company issued warrants to purchase a total of 2,962,962 shares of common stock; the warrants are generally exercisable after February 12, 2002 at a price of $0.27 per share. There is a commission payable on the transaction to a finder for $240,000.

     We are currently attempting to raise additional financing to fund our operations. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. Based on our assumptions, which we believe are reasonable, we believe we may have sufficient cash to reach profitability provided that we meet the revenue and expense goals contained in our business plan.

     Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was approximately $9.8 million and $11.1 million, respectively. The net use of cash for the six months ended June 30, 2001 resulted primarily from our net loss and a $2.6 million decrease in accounts payable and accrued liabilities, partially offset non-cash charges of $2.6 million in loss on lease, $2.5 million in accrued impairment loss and $1.8 million in depreciation and amortization combined with a $3.7 million decrease in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was approximately $211,000 and $32.2 million, respectively. Net cash used in financing activities for the six months ended June 30, 2001 was approximately $6.0 million and resulted primarily from the $5.0 million repayment of a bank line of credit and a $1.0 million note payable from a business acquisition.

     Deferred revenue primarily consists of the unrecognized portion of license and service revenues received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $3.8 million as of June 30, 2001 and $4.6 million as of December 31, 2000.

     Our services consist of maintenance, support, consulting and implementation. Service revenue represented 50% and 43% of total revenue for the three and six months ended June 30, 2001, respectively, as compared to 28% and 25% of total revenue for the three and six months ended June 30, 2000, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     We believe our cash reserves may be insufficient to fund our ongoing operations through fiscal 2001 or through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan may require additional capital to fund. There is currently no agreement in place with any source of financing and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to our current shareholders. Lack of additional funds will materially affect us and our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in Viador.

     Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. Two customers accounted for more than 10% of quarterly recognized revenue for the quarter ended June 30, 2001. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

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

     Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2000 acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

We may not be able to continue operating if we cannot raise additional
----------------------------------------------------------------------
financing.
---------

     Our independent certified public accountants have included an explanatory paragraph in their audit report for the year ended December 31, 2000 with respect to our financial statements raising a substantial doubt with respect to our ability to continue as a going concern. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to continue to deplete our available cash. We are attempting to find additional funding to finance our operations. Additional funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we may be unable to execute our business development efforts, and we may be unable to continue as a going concern or we may have to sell assets. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

Failure to raise additional capital will have a material adverse effect on our
------------------------------------------------------------------------------
ability to operate as a going concern.
-------------------------------------

     We may require additional financing to fund the continuation and growth of our operations, which involves funding for our working capital requirements. We believe we may have insufficient capital to fund our operations through the next 12 months. We are actively seeking financing our current capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations has made it difficult to raise additional capital. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment and capitalized software development costs may not be recovered.

     Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" on page 15.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

As a result of questions concerning our status as a going concern, our customers
--------------------------------------------------------------------------------
and vendors may decide not to do business with us.
-------------------------------------------------

     Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. Additionally, we are currently experiencing some resistance in the marketplace and we believe that one of the several factors for this resistance is related to concerns regarding our ability to continue our business as a going concern. In any event, if customers and vendors decide not to conduct business with us, our net sales would further decrease, and our business will suffer significantly.

Our business currently depends on revenue related to the Viador E-Portal, and it is uncertain whether the market will increasingly accept this product.

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

     o    retain a sufficient number of qualified sales and marketing personnel;

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

     Our services consist of maintenance, support, consulting and training. Service revenue represented 50%, 28% and 39% of total revenue for 2001, 2000, and 1999, respectively. We anticipate that service revenue will decrease as a percentage of total revenue. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

Continuing uncertainty of the U.S. economy, which has spread to Europe and Asia, may have serious implications for the growth and stability of our business and may negatively affect our stock price.

     The revenue growth and profitability of our business depends significantly on the overall demand for software products, particularly in the product segments in which we compete. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This weakening has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


We have a history of losses and may not be able to achieve profitability in the future.

     Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of June 30, 2001, we had an accumulated net deficit of approximately $71.4 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face a weak economic environment and significant competition.

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

     o    retain a sufficient number of qualified sales and marketing personnel;

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

We may not be able to maintain our listing on The Nasdaq National Market.
------------------------------------------------------------------------

     To maintain our listing on The Nasdaq National Market, we must maintain compliance with several requirements related to the trading price of our stock and our board of directors. On July 3, 2001, the Company received a letter from Nasdaq indicating the Company has failed to comply with the minimum bid price required for continued listing on The Nasdaq National Market and that its securities are, therefore, subject to delisting from Nasdaq. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination, but there is no assurance that Nasdaq will not delist our common stock even after review. In addition, we are not in compliance with The Nasdaq National Market's Audit Committee Rules, which require audit committees to be comprised of at least three independent directors on or before June 14, 2001. Our failure to comply with the Audit Committee Rules may also result in Nasdaq delisting our common stock. The potential de-listing of our common stock from The Nasdaq National Market may adversely affect the trading liquidity and the price of the Company's common stock, as well as our ability to obtain additional financing.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     o the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

     o    retention of key personnel;

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

If our software contains errors, we may lose customers or experience reduced
----------------------------------------------------------------------------
market acceptance of our products.
---------------------------------

     Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers require or may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and we may experience reduced market acceptance of our products. Our products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. As a result, the reputation of our software products for providing good security is vital to their acceptance by customers. Our products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, failure to meet project milestones

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

We may be unable to maintain or grow our international operations, which could
------------------------------------------------------------------------------
slow or undermine our overall growth.
------------------------------------

     During the three months ended June 30, 2001 and 2000, we derived 40% and 8%, respectively, of our total revenue from sales outside the United States. During the six months ended June 30, 2001 and 2000, we derived 40% and 12%, respectively, of our total revenue from sales outside the United States. During the three and six months ended June 30, 2001 and 2000, we derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

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

     o    multiple and conflicting tax laws and regulations; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

     o    political and economic instability.


If our plan to sell the Viador E-Portal directly to customers is not successful,
--------------------------------------------------------------------------------
we may not be able to grow our revenue and our stock price may suffer.
---------------------------------------------------------------------

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

We depend on technology licensed from third parties and, if we do not maintain
------------------------------------------------------------------------------
those license arrangements, this could result in delays in shipping our products
--------------------------------------------------------------------------------
and services, which could harm our business.
-------------------------------------------

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

If we do not manage the recent reduction in our workforce, it could have a
--------------------------------------------------------------------------
material adverse effect on our business.
---------------------------------------

     On January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we further reduced our workforce by 55 people, or 37% of our workforce. On June 29, 2001, we announced another workforce reduction of approximately 10 people or 14% of the workforce to further reduce costs and it is possible that we will have additional reductions in our workforce. Any failure to manage the impact of the workforce reduction on our product development schedules, our ability to retain remaining personnel, or our ability to recruit new employees in the future could have a material adverse effect on our business, operating results and financial condition.


If we are unable to motivate and retain our personnel, it could have a material,
-------------------------------------------------------------------------------
adverse effect on our business.
------------------------------

     Our success depends in large part on our ability to motivate and retain highly skilled employees on a timely basis. Our workforce reductions and any future workforce reduction could result in some disruption in our ongoing operations and harm our efforts to motivate existing employees. Our failure to retain highly skilled personnel may limit the rate at which we generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We have appointed a new interim chief executive officer and a new Vice president
--------------------------------------------------------------------------------
of Sales and Marketing, and the integration of these officers may interfere with
--------------------------------------------------------------------------------
our operations.
--------------

     In January 2001, we announced the appointment of Alice Pilch as our new chief financial officer. On May 1, 2001, we announced the appointment of Dick Warmington as interim chief executive officer and president of the Company, and Donald Cochrane as VP of Sales and Marketing. The transitions of Ms. Pilch, Mr. Warmington and Mr. Cochrane have resulted and will continue to result in disruption to our ongoing operations, and these transitions, as well as a transition to a permanent chief executive officer, may materially harm the way that the market perceives our company and the price of our common stock.

Loss of any of our executive officers could harm our business.
-------------------------------------------------------------

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Ms. Pilch. The loss of the services of Ms. Pilch or any of our executive officers could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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

If our products infringe upon the proprietary rights of others, we may be forced
--------------------------------------------------------------------------------
to pay high prices to license new technology or stop selling our products.
-------------------------------------------------------------------------

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

                          Risks Related To Our Industry


The markets in which we compete are highly competitive, and we may not be able
------------------------------------------------------------------------------
to compete effectively.
----------------------

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


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

If we fail to manage technological change or effectively respond to changes in
------------------------------------------------------------------------------
customer needs, demand for our products and services will drop and our business
-------------------------------------------------------------------------------
will suffer.
-----------

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

Our business and prospects will suffer if we are unable to adequately respond to
--------------------------------------------------------------------------------
customer demands.
----------------

     We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a business in our evolving and increasingly competitive industry. If we are unable to address these customer demands, our business and prospects will suffer.

Our future success will depend upon the ability of our products to work with a
------------------------------------------------------------------------------
large variety of hardware, software, database and networking systems.
--------------------------------------------------------------------

     We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we may have to support an increased number of systems in the future. We currently develop our products on Microsoft Windows NT and Solaris. Therefore, we experience a delay when we adapt our products to be installed on other major servers. A delay in any rollout of our product onto a new system could adversely affect our revenues and operating results. There can be no assurance that we will adequately expand our data source and system coverage to service potential customers, or that the expansion will be sufficiently rapid to meet or exceed the system and data source coverage of our competitors. The success of our products will depend on various factors, including the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems and data sources, as well as or better than competitive offerings. The success of our products will also depend on the ability of our existing products to work well with one another, with new products we are developing and with new software being developed by third parties. We cannot assure you that we will

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

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

Reliance on Continuous Power Supply
-----------------------------------

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses of our California facilities. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalent are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of June 30, 2001, our cash and short-term investments had a weighted average interest rate of 0%. The fair value of our cash and short- term investments approximates the book value as of June 30, 2001 and December 31, 2000 of $1.0 million, and $16.0 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Impact of Foreign Currency Exchange Rate Change
-----------------------------------------------

     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) Modification to Instruments Defining the Rights of Common Stockholders.
         ----------------------------------------------------------------------

         None.

     (b) Material   Limitations   or   Qualifications   on   Rights  of  Common
         ----------------------------------------------------------------------
         Stockholders  Resulting  from the  Issuance or  Modification  of Other
         ----------------------------------------------------------------------
         Securities.
         ----------

     On July 6, 2001, we issued convertible debt securities in a private offering. This issuance of convertible debt securities may materially affect the rights evidenced by the common stock since such debt securities would have priority over the common stock in the distribution of proceeds from any sale of our assets and any subsequent distribution.


      (c) Information Required by Item 701 of Regulation S-K.
          --------------------------------------------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities, in connection with which we issued warrants and convertible promissory notes. We issued three notes to the individuals and in the amounts listed in the Schedule of Convertible Promissory Notes Issued under
Exhibit 10.24 in the Index to Exhibits on page 37, and three warrants to the individuals and for the number of shares listed in the Schedule of Warrants Issued under Exhibit 10.25 in the Index to Exhibits on page 37.

     The securities were offered and issued to certain private investors, including Dick Warmington, our chief executive officer. The offering and issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving any public offering.

     The notes each mature on September 6, 2001, on which date the outstanding principal amount and unpaid accrued interest thereon will be due and payable. Until the maturity date, interest accrues on the outstanding principal amount at an annual rate of one percent plus the prime rate, compounded quarterly. After the maturity date, interest accrues at an annual rate of three percent plus the prime rate, compounded quarterly. The notes are each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. The lenders also have the option, but only upon our mutual agreement, to convert the notes into equity securities we issue to any third party in any equity financing during the term of the note at a conversion price equal to the price per share at which the securities are sold to the third party. The notes are in no event convertible into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial shareholder or underwriter, would exceed 19.9% of our total issued and outstanding shares of voting stock as of the date of conversion.

     The warrants each expire on July 6, 2003 and are exercisable at any time or from time to time, in whole or in part, for an aggregate number of 1,250,000 shares of our common stock at a price per share of $0.40. The warrants are in no event exercisable into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial shareholder or underwriter, would exceed 19.9% of our total issued and outstanding shares of voting stock as of the date of exercise.

     On August 13, 2001, we raised $4.0 million in financing through a private offering of equity securities. As consideration for the funds, we issued 14,814,814 shares of common stock and warrants to purchase a total of 2,962,962 shares of common stock. A commission of $240,000 is payable to a third-party finder.

     The warrants were issued to the individuals and in the amounts listed in the Schedule of Warrants Issued in Equity Financing under Exhibit 10.31 in the Index of Exhibits on page 37. The warrants each expire on February 12, 2006 and are exercisable at any time or from time to time, in whole or in part, after February 12, 2002 at a price of $0.27 per share.

     The offering and issuance were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     (d) Use of Proceeds.  Paragraph  references herein refer to the respective
         ---------------
         paragraphs of Item 701(f) of Regulation S-K.

         (1) The effective date of the registration statement for which the use of proceeds is being disclosed is October 25, 1999 and the Commission file number assigned to the registration statement is 333-84041.

         (4)  Information regarding the offering.

                  (v)  Amount of expenses incurred for the Company's account:



              Underwriting discount                                 $2,898,000
              Other expenses                                        $1,270,000
                                                                    ----------
                   Total expenses                                   $4,168,000
                                                                    ==========


              (B) All of such total expenses were payments to others (i.e., not to directors, officers and 10%


                  (vi)  Net proceeds:                               $37,232,000


(vii)    Estimated amount of net proceeds used for:

              Construction of plant, building and facilities                        $         --
              Purchase and installation of machinery and equipment                     3,000,000
              Purchases of real estate                                                        --
              Acquisition of other businesses                                          1,000,000
              Repayment of indebtedness                                                       --
              Working capital                                                         33,232,000
              Short-term investments including certificates of deposit,
              corporate bonds, federal bonds, money market funds and
              commercial paper                                                                --
                                                                                     -----------
                   Total                                                             $37,232,000
                                                                                     ===========



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of stockholders of Viador Inc., a Delaware corporation, was held on May 30, 2001 at 10:00 a.m., local time, at the Company's headquarters located at 2000 Charleston Road, Suite 1000, Mountain View, California 94043.

     At the annual stockholder meeting, matters voted upon and the results of the voting with respect to each such matter were as follows:

     1. To approve the amendment to the Company's 1999 Stock Incentive Plan to increase the total number of shares authorized for issuance thereunder by 2.5 million shares to a total of 11,235,741 shares:


                                                                                                               BROKER
                IN FAVOR                         OPPOSED                       ABSTAINED                      NON-VOTES
     -------------------------------- ------------------------------ ------------------------------ ------------------------------
               5,619,281                          614,045                         5,960                        8,811,247



     2. To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2001:



                IN FAVOR                         OPPOSED                       ABSTAINED
     -------------------------------- ------------------------------ ------------------------------
              15,031,480                           11,765                         7,288





ITEM 5.  OTHER INFORMATION.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events" on page 13.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.
              --------

                                INDEX TO EXHIBITS


     Exhibit
       No.                       Exhibit Description
    --------    ----------------------------------------------------------------
     ****3.1    Amended and Restated Certificate of Incorporation
     ****3.2    Amended and Restated Bylaws
        *4.1    Reference is made to Exhibit 3.1
        *4.2    Reference is made to Exhibit 3.2
        *4.3    Specimen Common Stock certificate
        *4.4    Amended and Restated Investors' Rights Agreement, among the
                Registrant and the parties listed on Schedule A thereto, dated
                May 21, 1999
       *10.1    Form of Amended and Restated 1997 Stock Option and Incentive Plan
       *10.2    Form of 1999 Stock Incentive Plan
       *10.3    Form of 1999 Employee Stock Purchase Plan
       *10.4    Form of Indemnification Agreement for Officers and Directors




     Exhibit
       No.                       Exhibit Description
    --------    ----------------------------------------------------------------

       *10.5    Assignment of Lease, by and between the Registrant and Valley of
                California, Inc., and Consent to Assignment, dated as of
                December 16, 1997 and related office leases
       *10.6    Collateral Assignment, Patent Mortgage and Security Agreement,
                by and between the Registrant and Comerica Bank -- California, dated March 4, 1997
       *10.7    Revolving Credit Loan and Security Agreement, by and between the
                Registrant and Comerica Bank -- California, dated March 17, 1999
       *10.8    SpaceSQL Version 4.0 License Agreement by and between the
                Registrant and IBM Corporation, dated September 18, 1998.
       *10.9    Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
       *10.10   Variable Rate Single Payment Note by and between the Registrant and Comerica Bank--California, dated June 29, 1999
      **10.11   Alza Corporation Sublease to Viador Inc., by and between the
                Registrant and Alza Corporation, dated January 31, 2000
      **10.12   Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
                David Keat, Charles Fraefel, Chula de Silva and Tim Moser and
                the Registrant, dated January 20, 2000
     ***10.13   Note Secured by Stock Pledge Agreement, by and between Mr. Raja
                Venkatesh and the Registrant, dated April 14, 2000
     ***10.14   Stock Pledge Agreement, by and between Mr. Raja Venkatesh and the Registrant, dated April 14, 2000
     ***10.15   Note Secured by Stock Pledge Agreement, by and between Mr. Raja
                Venkatesh and the Registrant, dated May 26, 2000
     ***10.16   Stock Pledge Agreement, by and between Mr. Raja Venkatesh and the Registrant, dated May 26, 2000
    ****10.17   Note Secured by Stock Pledge Agreement, by and between Mr. Steve
                Dille and the Registrant, dated July 13, 2000
    ****10.18   Stock Pledge Agreement, by and between Mr. Steve Dille and the
                Registrant, dated July 13, 2000
    ****10.19   Employment Agreement between Mr. Steve Dille and the Registrant dated November 30, 2000
    ****10.20   Employment Agreement by and between Mr. Johnathan Harding and the Registrant dated October 5, 2000
    ****10.21   Mutual Release Agreement by and between Viador GmbH and the
                Registrant Dated November 27, 2000
        10.22   Sublease Termination Agreement by and between the Registrant and
                Alza Corporation, dated May 31, 2001.
        10.23   Convertible Note and Warrant Purchase Agreement by and among the
                Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui,
                dated July 6, 2001.



     Exhibit
       No.                       Exhibit Description
    --------    ----------------------------------------------------------------

        10.24 Form of Convertible Promissory Note issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.

                         Schedule of Convertible Promissory Notes Issued:
                         (a) Convertible Promissory Note for $300,000 issued to
                             Mr. Zhihan Wang;
                         (b) Convertible Promissory Note for $100,000 issued to
                             Mr. Dick Warmington;
                         (c) Convertible Promissory Note for $100,000 issued to
                             Mr. Kin Lui.

        10.25 Form of Warrant issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6,
                2001.

                         Schedule of Warrants Issued:
                         (a) Warrant for $750,000 issued to Mr. Zhihan Wang;
                         (b) Warrant for $250,000 issued to Mr. Dick Warmington;
                         (c) Warrant for $250,000 issued to Mr. Kin Lui.
        10.26 Convertible Promissory Note issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Mssrs. Dick Warmington, Zhihan
                Wang and Kin Lui, dated July 6, 2001.
        10.27 Warrant issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
        10.28 Sublease Agreement by and between the Registrant and Techspan, Inc., dated July 2, 2001.
        10.29   Severance Agreement by and between the Registrant and Jonathan
                Harding, dated May 8, 2001.
        10.30   Stock Purchase Agreement by and among Registrant and Messrs.
                Hungyeung Yeung, Zhihan Wang, and Magison Investment Ltd., dated
                August 13, 2001.
        10.31   Form of Warrant issued in connection with Stock Purchase
                Agreement by and among Registrant, and Messrs. Hungyeung Yeung,
                Zhihan Wang, and Magison Investment Ltd., dated August 13, 2001.

                         Schedule of Issued Warrants in Equity Financing
                         a.       Warrant to Mr. Hungyeung Yeung
                         b.       Warrant to Mr. Zhihan Wang
                         c.       Warrant to Magison Investment Ltd.

        10.32   Employment Agreement by and between the Registrant and Alice
                Pilch dated June 25, 2001.
-------------------------

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

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 14, 2000.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated June 30, 2001.

       (b) Reports on Form 8-K. The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       VIADOR INC.
                                                       -----------
                                                      (Registrant)




Date: August 20, 2001                     By:      /s/  Dick Warmington
                                             -----------------------------------
                                                      Dick Warmington
                                                  Chief Executive Officer
                                                    (Authorized Officer)







Date: August 20, 2001                      By:         /s/ Alice Pilch
                                              ----------------------------------
                                                         Alice Pilch
                                                  Vice President of Finance
                                                  and Corporate Controller
                                                (Principal Financial Officer
                                               and Principal Accounting Officer)