Form 10-Q
period 2001-09-30
VIADOR INC
filed 2001-11-19
CIK 1089026

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

                          Yes     [X]     No     [  ]


As of November 19, 2001, there were 33,132,811 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

===============================================================================

                                    VIADOR INC.

                                    FORM 10-Q

                                      INDEX

                       FOR QUARTER ENDED SEPTEMBER 30, 2001



                                                                          Page
                                                                          ----

                         PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 2001
          (unaudited) and December 31, 2000..............................   3

        Condensed Consolidated Statements Of Operations - Three and
          Nine Months Ended September 30, 2001 and 2000 (unaudited)......   4

        Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2001 and 2000 (unaudited)..................   5

        Notes to Condensed Consolidated Financial Statements (unaudited).   6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  13

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......  34


                         PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................  35

ITEM 2. Changes in Securities and Use of Proceeds........................  35

ITEM 5. Other Information................................................  36

ITEM 6. Exhibits and Reports on Form 8-K.................................  37

SIGNATURES................................................................ 40


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                                     VIADOR INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)


                                                    September 30,  December 31,
                                                        2001          2000
                                                        ----          ----
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................  $  1,396        $15,955
  Accounts receivable, net of allowance of $672
    and $2,033, respectively.......................     1,291          7,072
  Other current assets.............................        79          1,870
                                                     --------        -------
      Total current assets.........................     2,766         24,897
Equipment held for sale, net.......................        35             --
Property and equipment, net........................       979          4,357
Capitalized software development costs, net........        --          2,453
Goodwill and other intangibles, net................        --          1,705
Other assets.......................................       172          2,203
                                                     --------        -------
     Total asset...................................  $  3,952        $35,615
                                                     ========        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable....................................  $     --        $ 6,000
  Accounts payable.................................     2,020          1,376
  Accrued liabilities..............................     1,450          3,640
  Accrued vacation.................................       244          1,052
  Accrued bonus....................................       345          1,035
  Accrued restructuring expense....................        41            693
  Deferred revenue.................................     2,643          4,654
                                                     --------        -------
     Total liabilities.............................     6,743         18,450
                                                     --------        -------

Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value;
    10,000,000 shares authorized as of September 30,
    2001 and December 31, 2000; none issued and
    outstanding as of September 30, 2001 and
    December 31, 2000..............................       --             --
  Common stock, $0.001 par value: 100,000 shares
    authorized as of September 30, 2001 and December
    31, 2000; 33,132,811 and 18,199,399 shares issued
    and outstanding as of September 30, 2001 and
    December 31, 2000, respectively................       34             19
  Additional paid-in capital.......................   74,889         71,431
Deferred stock-based compensation..................     (560)        (1,759)
Treasury stock.....................................      (34)           (34)
Notes receivable from stockholders.................       --           (123)
Accumulated deficit................................  (77,054)       (52,316)
Accumulated other comprehensive loss...............      (66)           (53)
                                                    --------        -------
     Total stockholders' equity (deficit)..........   (2,791)        17,165
     Total liabilities and stockholders' equity
      (deficit).................................... $  3,952        $35,615
                                                    ========        =======

See accompanying notes to condensed consolidated financial statements.


                                  VIADOR INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                   Unaudited


                                             Three Months Ended          Nine Months Ended
                                       --------------------------- ---------------------------
                                       September 30, September 30, September 30, September 30,
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Revenue:
  License..............................   $    551      $  6,398       $  4,136      $ 15,973
  Service..............................        855         2,037          3,562         5,225
                                          --------      --------       --------      --------
     Total revenue.....................      1,406         8,435          7,698        21,198
                                          --------      --------       --------      --------

Cost of revenue:
  Amortization of capitalized software.        103           337          3,557           535
  License and service cost of revenue..        412         2,397          2,930         6,145
                                          --------      --------       --------      --------
     Total cost of revenue.............        515         2,734          6,487         6,680
                                          --------      --------       --------      --------
     Gross profit......................        891         5,701          1,211        14,518
                                          --------      --------       --------      --------
Operating expenses:
  Sales and marketing..................      1,972         7,024         11,163        20,471
  Research and development.............        671         2,696          4,374         6,055
  General and administrative...........      1,380         1,628          4,086         4,414
  Amortization of goodwill.............         --           107            216           320
  Restructuring charges................         --            --            217            --
  Loss on lease termination............         --            --          2,634            --
  Impairment loss - goodwill and other
    assets.............................         --            --          1,993            --
  Impairment loss - equipment held for
    sale...............................        300            --            850            --
  Amortization of stock-based
   compensation*.......................         53           219           (118)          831
  Loss on sale of assets...............        190            --            190            --
                                          --------      --------       --------      --------
     Total operating expenses..........      4,566        11,674         25,605        32,091
Operating loss.........................     (3,675)       (5,973)       (24,394)      (17,573)
Other income and expense:
  Interest income......................          9           367            148         1,271
  Interest expense.....................         (7)          (15)           (10)          (43)
  Non-cash interest expense............       (500)           --           (500)           --
  Other income and expense.............         81            (4)            49           (35)
                                          --------      --------       --------      --------
     Other income and expense, net.....       (417)          348           (313)        1,193
                                          --------      --------       --------      --------
     Net loss before income taxes......     (4,092)       (5,625)       (24,707)      (16,380)
Provision for income taxe..............         --            --             31            --
                                          --------      --------       --------      --------
     Net loss..........................   $ (4,092)     $ (5,625)      $(24,738)     $(16,380)
                                          ========      ========       ========      ========

Basic and diluted net loss per share...   $  (0.16)     $  (0.32)      $  (1.18)     $  (0.94)
                                          ========      ========       ========      ========

Shares used in computing basic and
  diluted net loss per share...........     26,047        17,709         20,882        17,340

* The allocation of the amortization of stock-based compensation relates to the expense categories as set forth below (in thousands):


                                             Three Months Ended          Nine Months Ended
                                       --------------------------- ---------------------------
                                       September 30, September 30, September 30, September 30,
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Cost of revenue........................   $      2      $     22       $      3      $     83
Sales and marketing....................          5            51           (152)          573
Research and development...............         34            42             78           158
General and administrative.............         12             4            (47)           17
                                          --------      --------       --------      --------
                                          $     53      $    219       $   (118)     $    831
                                          ========      ========       ========      ========



See accompanying notes to condensed consolidated financial statements.



                                VIADOR INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                 Unaudited

                                                       Nine Months Ended
                                                  -----------------------------
                                                    September 30, September 30,
                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
Net loss...........................................  $(24,738)      $(16,380)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Non-cash write-off of stockholder notes
  Receivable.......................................       123             --
  Depreciation and amortization....................     1,031          2,302
  Amortization of capitalized software.............     3,557             --
  Amortization of deferred stock-based compensation      (102)           831
  Amortization of warrants for corporate lease.....        46             --
  Issuance of warrants to non-employees............         1             --
  Warrants issued in conjunction with joint
    marketing agreement............................        48             --
  Non-cash interest charge.........................       500             --
  Issuance of options to non-employees.............        35             55
  Loss on lease termination........................     2,634             --
  Loss on sale of equipment........................       190             --
  Impairment loss - goodwill and other assets......     1,993             --
  Impairment loss - equipment held for sale........       850             --
  Changes in operating assets and liabilities:
    Accounts receivable............................     5,781         (2,238)
    Other current assets...........................     1,545         (1,361)
    Other assets...................................       100            171
    Accounts payable, accrued liabilities, accrued
      vacation and accrued bonus...................    (3,044)         3,398
    Accrued restructuring expense..................      (652)            --
    Deferred revenue...............................    (2,011)          (290)
                                                      -------        -------
        Net cash used in operating activities......   (12,113)       (13,512)
                                                      -------        -------
Cash flows from investing activities:
  Capital expenditures.............................       (68)        (5,383)
  Proceeds from sales of equipment.................        42             --
  Purchase of short-term investment................        --        (16,620)
  Rent paid in advance.............................        --           (500)
  Security deposit.................................        --         (1,697)
  Capitalization of software development costs.....      (198)        (3,131)
  Acquisition of business, net of cash acquired....        --           (883)
                                                      -------        -------
        Net cash used in investing activities......      (224)       (28,214)

Net cash provided by financing activities:
  Proceeds from (repayment of) bank line of credit.    (5,000)         2,000
  Repayment of note payable from business
    Acquisition....................................    (1,000)            --
  Proceeds from issuance of common stock and
    warrants.......................................     3,790            935
                                                      -------        -------
       Net cash provided by (used in) financing
         Activities................................    (2,210)         2,935
                                                      -------        -------
Effect of exchange rate on cash and cash equivalents      (12)           (12)
                                                      -------        -------
Net decrease in cash and cash equivalents..........   (14,559)       (38,803)
Cash and cash equivalents, beginning of period.....    15,955         44,720
                                                      -------        -------
Cash and cash equivalents, end of period...........   $ 1,396        $ 5,917
                                                      =======        =======

Supplemental disclosures of cash flow information:
  Cash paid for interest...........................   $   142        $    31
                                                      =======        =======
  Cash paid for income taxes.......................   $    32        $     7
                                                      =======        =======
Non-cash financing activities:
  Warrants issued..................................   $   252        $ 1,529
                                                      =======        =======
  Notes payable in partial payment for business
    Acquisition....................................   $    --        $ 1,000
                                                      =======        =======
  Notes receivable for options exercised...........   $    --        $   497
                                                      =======        =======


See accompanying notes to condensed consolidated financial statements.

                                  VIADOR INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

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

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring net losses, including net losses of $4.1 million, $24.7 million and $29.3 million for the three and nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively, raise substantial doubt regarding the Company's ability to continue as a going concern. In 2000, the Company's revenue was not sufficient to support its operations, and revenue will not be sufficient to support operations until such time, if any, that the Company's enterprise information portal software gains substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations in 2002 and is currently in discussions with third parties to obtain such funding, although to date no commitments for funding have been obtained. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. If the Company does not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment and other assets may not be recovered.


Note 2.  Summary of Significant Accounting Policies
         ------------------------------------------

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

      (c) Comprehensive Income (Loss)

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income (loss) that the Company currently reports are unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments. The Company displays comprehensive loss and its components on its Consolidated Statements of Stockholders' Equity.

     The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                             Three Months Ended          Nine Months Ended
                                       --------------------------- ---------------------------
                                       September 30, September 30, September 30, September 30,
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Net loss..............................    $(4,092)      $(5,625)       $(24,738)     $(16,380)
Other comprehensive income (loss):
  Unrealized gains of investments,
    net of tax........................         --            37              --            23
  Foreign currency translation
   Adjustments........................       (112)           (8)            (13)          (12)
                                          -------       -------        --------      --------
      Total comprehensive loss........    $(4,204)      $(5,596)       $(24,751)     $(16,369)
                                          =======       =======        ========      ========



                                 VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

     (e) Software Development Costs
         --------------------------

     The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, ''Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed''. This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which historically has been estimated to be one to two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability. Consequently, net capitalized software development costs amounted to approximately zero and $2.6 million as of September 30, 2001 and 2000, respectively.

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

      (g) Recent Accounting Pronouncements
          --------------------------------

     In June 2001, the FASB issued SFAS 141 "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria-the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe the adoption of SFAS 142 will have any effect on its financial statements.

                                 VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. The effect of adopting these Statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     (h) Stock-Based Compensation
         ------------------------

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


Note 3.  Net Loss Per Share
         ------------------

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




                                             Three Months Ended          Nine Months Ended
                                       --------------------------- ---------------------------
                                       September 30, September 30, September 30, September 30,
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Shares issuable under stock
  Options......................            6,279        4,190          6,279         4,190
Shares of restricted stock
  subject to repurchase........               20          103             20           103
Shares issuable pursuant to
  warrants to purchase common
  stock........................            4,218          100          4,218           100




     The weighted-average exercise price of stock options was $2.58 and $7.34 per share for the three months ended September 30, 2001 and 2000. The weighted-average exercise price of stock options was $4.02 and $15.52 per share for the nine months ended September 30, 2001 and 2000. The weighted-average purchase price of restricted stock was $0.34 and $3.33 per share for the three months ended September 30, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock was $0.34 and $2.69 per share for the nine months ended September 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $0.31 and zero per share for the three months ended September 30, 2001 and 2000, respectively. The weighted average exercise price of warrants was $0.31 and $31.44 per share for the nine months ended September 30, 2001 and 2000.

                                 VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


Note 4.  Business Acquisition
         --------------------

     On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding common stock shares of the acquired company which, including acquisition costs, resulted in a total purchase price of $2.0 million. The Company paid $1.0 million in cash at the closing of the acquisition and issued notes payable of $1.0 million which accrued interest at six percent per annum; the note payable and related interest were paid in full in January 2001. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition as follows (in thousands):



Current assets (includes cash acquired of $117)...................   $   179
Goodwill..........................................................     2,131
Current liabilities...............................................      (277)
                                                                     -------
Total Purchase Price..............................................   $ 2,033
                                                                     =======


     Goodwill, which represents the excess of purchase price over value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which was five years. In the three months ended June 30, 2001, the remaining unamortized portion of goodwill was deemed impaired as actual revenues for the acquired company were below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland. As a result, we recorded an impairment charge of $1.6 million for the entire remaining unamortized balance. Consequently, amortization expense related to goodwill was zero and $216,000 for the three and nine months ended September 30, 2001, respectively.


Note 5.  Restructuring Expense, Impairment and Loss on Lease Termination
         ---------------------------------------------------------------

     In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company's business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000.

     In April and June 2001, the Board of Directors approved a restructuring program designed to further streamline the Company's business and to reduce costs. These restructuring programs resulted in an additional restructuring expense of $217,000 for severance charges associated with reductions in the Company's United States workforce (55 positions in April and approximately ten positions subsequent to June). As of September 30, 2001, $41,000 of restructuring expense remains accrued and is expected to be paid by the end of the fourth quarter of fiscal 2001. The following table depicts the activity for the restructuring accrual for the nine months ended September 30, 2001 (in thousands):


                                                   Severance     Rent    Total
                                                   ---------     ----    -----
Restructuring accrual, December 31, 2000...........   $ 234     $ 459    $ 693
Additions to Restructuring Accrual, April 2001.....     144        --      144
Additions to Restructuring Accrual, June 2001......      73        --       73
Additions to Restructuring Accrual, September 2001.      10        --       10
Cash Payments (January 2001 through September 2001)    (420)     (459)    (879)
                                                      -----     -----    -----
  Total............................................   $  41     $  --    $  41
                                                      =====     =====    =====


     In June 2001, the Company terminated its corporate lease which was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, the Company surrendered its restricted lease deposit of $1 million and a significant amount of its office furniture, leasehold improvements and other assets associated with the corporate lease
(with a net book value of approximately $1.6 million) to the landlord.   The
net book value of surrendered assets associated with this event and the lease deposit surrendered is included in Loss on Lease termination in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001.

     In June 2001, management decided to sell certain equipment. In connection with this decision, the Company recognized a loss on equipment held for sale of $550,000. Further review of equipment held for sale resulted in an

                                 VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


additional impairment charge of $300,000 for the three months ended September 30, 2001. During the three months ended September 30, 2001, equipment was sold for $36,000 resulting in a loss of $190,000.


Note 6.  Geographic, Segment and Significant Customer Information
         --------------------------------------------------------

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



                             Three Months Ended          Nine Months Ended
                        --------------------------- ---------------------------
                        September 30, September 30, September 30, September 30,
                             2001          2000           2001         2000
                             ----          ----           ----         ----
Revenue:
  License...............    $  551       $6,398         $4,136        $15,973
  Services..............       855        2,037          3,562          5,225
                            ------       ------         ------        -------
     Total revenue......    $1,406       $8,435         $7,698        $21,198
                            ======       ======         ======        =======


     Significant customer information is as follows:



                       Percentage of Total Revenue  Percentage of Total Revenue     Percentage of
                           Three Months Ended          Nine Months Ended           Total Accounts
                               September 30,              September 30,              Receivable
                       ---------------------------  ---------------------------   -----------------
                            2001         2000           2001         2000        September 30, 2001
                            ----         ----           ----         ----        ------------------
Customer A ...........      26%          13%            23%          --%                 28%
Customer B............      11%          --%            --%          --%                 12%


     The Company markets its products mainly from its operations in North America. International sales are primarily to customers in Canada, Europe and the Asia-Pacific region. Revenue derived from international sales was 48% and 15% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Revenue derived from international sales was 42% and 13% of total revenue for the nine months ended September 30, 2001 and 2000, respectively.


Note 7.  Bridge Loan, Warrants and Beneficial Conversion Feature
         -------------------------------------------------------

     On July 6, 2001 the Company issued convertible notes payable with detachable warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.40 per share in return for $500,000 in cash. The notes payable bore interest at prime plus 1% and were due on September 6, 2001. For accounting purposes, $252,000 of the proceeds was allocated to the warrants and $248,000 was initially recorded as notes payable with a face value of $500,000. These warrants were fair valued at $252,000 on July 6, 2001. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of two years; risk-free interest rate of 5.8%; and expected volatility of 90%. The notes payable were convertible at the option of the holder into $500,000 worth of common stock. Consequently, a beneficial conversion feature of $252,000 was inherent in the notes payable. In accordance with EITF Issue No. 98-5, the Company recorded the beneficial conversation feature of $248,000 (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to the

                                 VIADOR INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 (Unaudited)


face value of the notes payable of $500,000 over the term of the debt resulting in a non-cash interest charge of $500,000 during the third quarter.


Note 8.  Subsequent Events
         -----------------
NASDAQ Notice of Noncompliance
------------------------------

     On July 3, 2001, the Company received a letter from Nasdaq indicating the Company had failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified the Company of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, shareholder approval and audit committee composition requirements. Despite the Company's attempts to remedy these deficiencies, on October 30, 2001 the Company was notified by Nasdaq that the Company's securities would be delisted from the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and the Company's shares of common stock are now traded on the OTC Bulletin Board.

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

     Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the Nordic Region (Finland, Norway, Sweden, Denmark), Italy, Greece, Isreal and Russia. We have our own direct Sales and Presales Team in Germany, Switzerland, the United Kingdom and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong, and Thailand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Recent Events
-------------

     Class Action Law Suite
     ----------------------

     On November 13, 2001 a press release announced that The Plaintiffs' Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the Company's securities of between October 25, 1999 and December 6, 2000, inclusive. As of this date, the Company has received no official notification of this action, and therefore has no comment regarding its merit.

     NASDAQ Notice of Noncompliance and Delisting
     --------------------------------------------

     On July 3, 2001, we received a letter from Nasdaq indicating Viador had failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified the Company of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, shareholder approval and audit committee composition requirements. Despite the Company's attempts to remedy these deficiencies, on October 30, 2001 the Company was notified by Nasdaq that the Company's securities would be delisted from the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and the Company's shares of common stock are now traded on the OTC Bulletin Board.

     Private Financing
     -----------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt and detachable warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. For further information regarding the offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Changes in Securities and Use of Proceeds - Information Required by Item 701 of Regulation S-K."

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

     Management Changes
     ------------------

     On August 13, 2001, Stan Wang was appointed president of the Company. Dick Warmington resigned as the Company's interim chief executive officer on September 21, 2001 and continues to serve as a member of the Company's Board of Directors and the Board's audit committee. On September 21, 2001, Stan Wang was appointed chief executive officer of the Company.

     On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing.

     On October 8, 2001, Nate Cammack was appointed vice president of finance and administration and chief financial officer to replace Alice Pilch, who resigned on September 21, 2001.

     On October 8, 2001, Tek-min Gan joined the Company as the senior director of United States sales.


     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In response to these conditions, we decided to streamline our operations and reduce our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we announced that we are restructuring our business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a future layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our remaining workforce in the United States. At October 31, 2001, our workforce totaled 39 employees. It is possible that we will have further workforce and cost reductions in the future.

     As part of our restructuring program, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.6 million) to
the landlord.   The costs associated with this event are included in loss on lease termination in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001. For further information regarding our restructuring program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Expense, Impairment Loss and Loss on Lease Termination" on page 20.

Effect of Economic Conditions
-----------------------------

     The current economic environment has negatively impacted our business. In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more conservative buyers and have scaled down their budgets for capital expenditures. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have generally decreased throughout the year 2000 and the first through third quarters of 2001. The tragic events of September 11, 2001 have had pervasive effects across our markets, and generally have further slowed purchasing activity. These changes have lengthened the sales cycle and reduced the overall demand for our product. Finally, because it is a difficult environment for companies in the United States to raise additional funds, we have seen an increase in the age of our accounts receivables. As a result, we may experience higher levels of customer turnover and bad debt provisions.

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

     o our presence in international markets;

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


Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:


                                             Three Months Ended          Nine Months Ended
                                       --------------------------- ---------------------------
                                       September 30, September 30, September 30, September 30,
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Revenue:
  License..............................     39%            76%             54%         75%
  Service..............................     61             24              46          25
                                          ----           ----            ----        ----
     Total revenue.....................    100            100             100         100
                                          ----           ----            ----        ----
Cost of revenue:
  Amortization of capitalized
    Software...........................      7              4              46           3
  License and service cost of revenue..     29             28              38          29
                                          ----           ----            ----        ----
      Total cost of revenue............     36             32              84          32
      Gross profit (loss)..............     64             68              16          68
                                          ----           ----            ----        ----
Operating expenses:
Sales and marketing....................    140             83             145          97
Research and development...............     48             32              57          29
General and administrative.............     98             19              53          21
Amortization of goodwill...............     --              1               3           2
Restructuring..........................     --             --               3          --
Loss on lease termination..............     --             --              34          --
Impairment loss - goodwill and other
  assets...............................     --             --              26          --
Impairment loss - equipment held for
  Sale.................................     21             --              11          --
Amortization of stock-based compensation     4              3              (2)          4
Loss on sale of assets.................     14             --               3          --
                                          ----           ----            ----        ----
      Total operating expenses.........    325            137             333         153
                                          ----           ----            ----        ----
Operating loss.........................   (261)           (70)            317         (85)
Other income and expense:
  Interest income......................     --              4               2           6
  Interest expense.....................     --             --              --          --
  Non-cash interest expense............    (35)            --              (6)         --
  Other income and expense ............     (5)            --              --          --
                                          ----           ----            ----        ----
    Other income and expense, net......    (30)             4               4           6
                                          ----           ----            ----        ----
Net loss before income taxes...........   (291)           (67)            321         (77)
Provision for income taxes.............     --             --              --          --
                                          ----           ----            ----        ----
     Net loss..........................   (291)%          (67)%          (321)%       (77)%
                                          ====           ====            ====        ====



Three and Nine Months Ended September 30, 2001 as Compared to Three and Nine Months Ended September 30, 2000

Revenue
-------

     We follow the revenue recognition principles described in Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     We license our products to end user customers, original equipment manufacturers (OEM) and value added resellers (VAR). Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. We have vendor-specific objective evidence of fair value for consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. Revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred and recognized as the services are performed.

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

     Total Revenue. Total revenue decreased by 83% to approximately $1.4
     -------------
million for the three months ended September 30, 2001 from approximately $8.4 million for the similar period in the prior year. Total revenue decreased by 64% to approximately $7.7 million for the nine months ended September 30, 2001 from approximately $21.2 million for the similar period in the prior year. For the three months ended September 30, 2001, license revenues and service revenues accounted for 39% and 61% of total revenues, as compared to 76% and 24% of total revenue, respectively, for the comparable prior year period. For the nine months ended September 30, 2001, license revenue and service revenue accounted for 54% and 46% of total revenue, respectively, as compared to 75% and 25% of total revenue, respectively, for the comparable period in the prior year. The decrease in total revenue was primarily due to reductions in license revenue resulting from decreased demand for our products and secondarily, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower new customer license revenues caused both by the generally poor economic climate and the Company's financial condition versus the continuing need for existing customers to rely on Viador's services to enhance their licensed portal products.

     License Revenue. License revenue decreased by 91% to approximately $0.6
     ---------------
million for the three months ended September 30, 2001 from approximately $6.4 million for the same period in the prior year. License revenue decreased by 74% to approximately $4.1 million for the nine months ended September 30, 2001 from approximately $16.0 million for the same period in the prior year. The decreases in license revenue were due to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability.

     Service Revenue. Service revenue decreased by 58% to approximately $0.9
     ---------------
million for the three months ended September 30, 2001 from approximately $2.0 million for same period in the prior year. Service revenue decreased by 32% to approximately $3.6 million for the nine months ended September 30, 2001 from approximately $5.2 million for same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


period in the prior year. The decreases in service revenue primarily resulted from a decrease in consulting services provided , although the percentage reduction was less dramatic than that for license revenues for the same periods.

     Channel Mix. We distribute our products directly through a direct sales
     -----------
force and indirectly through Original Equipment Manufacturers ("OEMs"), Value Added Resellers ("VARs") and systems integrators. Indirect channel revenues for the three and nine months ended September 30, 2001 were 12% and 21% of total revenues, respectively, as compared to 3% and 8% of total revenues, respectively, for the three and nine months ended September 30, 2000. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year period, primarily because of the expanded use of channel partners and their customer base. This percentage increase was in part, the result of the decrease in the Company's direct sales force. The Company's financial condition continues to negatively effect our success in direct selling efforts. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

     Geographic Mix. International revenue (sales outside of the United States)
     --------------
for the three and nine months ended September 30, 2001, accounted for 48% and 42% of total revenue, respectively. International revenue for the three and nine months ended September 30, 2000 represented 15% and 13% of total revenue, respectively. International revenue for the three and nine months ended September 30, 2001 increased in absolute dollars and as a percentage of total revenue from the similar period in the prior year because of increased distribution channels and customer base in international markets. The increase is also attributable to the fact that a majority of international revenues are generated through substantial distribution partners in non-US markets, giving less profile to the current financial condition of the Company. During 2001, the Company's European direct sales organization has been dramatically reduced. See Note 7 of Notes to Condensed Consolidated Financial Statements for further geographic information.

     We plan to continue to invest in international markets by partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.


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

     Total cost of revenue decreased by 81% to approximately $0.5 million for the three months ended September 30, 2001 from approximately $2.7 million for the similar prior year period. Total cost of revenue decreased by 3% to approximately $6.5 million for the nine months ended September 30, 2001 from approximately $6.7 million for similar period in the prior year. Total cost of revenue increased to 63% of total revenue for the three months ended September 30, 2001 from 32% in the similar prior year period. Total cost of revenue increased to 84% of total revenue for the nine months ended September 30, 2001 from 32% for the similar period in the prior year. The increase in cost of revenue as a percentage of total revenue for the three months ended September 30, 2001 resulted primarily from termination costs associated with organizational downsizing during the quarter. The increase in cost of revenue as a percentage of total revenue for the nine months ended September 30, 2001 resulted primarily from a significant acceleration in software amortization and write-offs of software held for resale during the first six months of 2001 in the amount of $802,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Gross Margin
------------

     The gross margin for the three and nine months ended September 30, 2001 was 63% and 16%, respectively, as compared to 68% for both the three- and nine-month periods ended September 30, 2000. This decrease in gross margins for the nine months ended September 30, 2001 was due primarily to a reduced proportion of license revenues, which historically have generated for us higher margins than service revenues (contributing approximately 9% to the decline), a significant acceleration of software development cost amortization of $3.0 million and write-offs of software held for resale in the amount of $802,000.


Operating Expenses
------------------

     Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, and amortization of stock-based compensation and amortization of goodwill through the six months ended June 30, 2001 at which time the remaining balance was written off. In addition to five general categories, we have recorded special charges for restructuring expense, loss on lease termination and impairments in 2001. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category includes expenses that may be common to the other categories, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes expenditures specific to the category, such as sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent and utilities for the corporate office and depreciation expense for office furniture and equipment.

     Viador's total operating expenses for the three months ended September 30, 2001 and 2000 were $4.6 million and $11.7 million, or 325% and 138% of total revenue, respectively. Our total operating expenses for the nine months ended September 30, 2001 and 2000 were $25.6 million and $32.1 million, or 333% and 153% of total revenue, respectively. The decrease in operating expenses for the three and nine months ended September 30, 2001 as compared to the corresponding earlier year periods in absolute dollars resulted from our efforts to streamline our operations and reduce our expenditure levels. The results of these efforts are not fully apparent in the three-month period ended September 30, 2001. The reduced organization staffing will result in significantly reduced costs in the fourth quarter of 2001.

     In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we announced that we are restructuring our business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a further layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our then remaining workforce in the United States. At October 31, 2001, our workforce totaled 39 employees. It is possible that we will have further cost reductions in the future.

Sales and Marketing
-------------------

     Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the three months ended September 30, 2001 and 2000 were $2.0 million and $7.0 million, or 140% and 83% total revenue, respectively. Sales and marketing expenses for the nine months ended September 30, 2001 and 2000 were $11.1 million and $20.5 million, or 145% and 97% total revenue, respectively. Sales and marketing expenses decreased in absolute dollars for the three and nine months ended September 30, 2001 as compared to the similar period in 2000 primarily due to reduced salaries and related expenses resulting from decreased staffing associated with announced restructurings in January, April, June and September 2001. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

Research and Development
------------------------

     Research and development expenses consist of operating expenses associated with software development. Research and development expense decreased by 75% to $0.7 million or 48% of total revenue without software capitalization for the three months ended September 30, 2001 as compared to $2.7 million or 32% of total revenue for the same period in 2000. Research and development expense decreased by 28% to $4.4 million or 57% of total revenue for the nine months ended September 30, 2001 as compared to $6.1 million or 29% of total revenue for the same period in 2000. The decreases in research and development expenses for the three and nine months ended September 30, 2001 were principally due to our reduced use of outside contractors and reduced salary-related expenses due to as restructurings during January 2001. We capitalized approximately $105,000 additional development costs related to enhancing our product in the second quarter of 2001. Amortization of capitalized software development costs is charged to cost of revenue and totaled none and approximately $3.5 million in the three and nine months ended September 30, 2001, respectively.

General and Administrative
--------------------------

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended September 30, 2001 and 2000 were $1.4 million and $1.6 million or 98% and 19% of total revenue, respectively. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $4.1 million and $4.4 million or 53% and 21% of total revenue, respectively. We believe that general and administrative expenses may decline in absolute dollars in the near term as a result of the cost containment procedures that we have recently implemented in response to the decline in our earnings and general macro-economic conditions.

Amortization of Goodwill
------------------------

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which is five years. Amortization of goodwill for the three and nine months ended September 30, 2001 was none and $216,000, or zero and 3% of total revenue, respectively. Amortization of goodwill for the three and nine months ended September 30, 2000 was $107,000 and $320,000, or 1% and 2% of total revenue, respectively. At June 30, 2001, we performed an evaluation of goodwill to determine whether it was recoverable. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. Our impairment evaluation related to our Switzerland-based subsidiary during the three months ended June 30, 2001 indicated that the $1.6 million of goodwill remaining unamortized was deemed impaired as actual revenues for the acquired company were below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the entire remaining unamortized balance. For further information regarding this impairment charge, see Note 5 to the Condensed Consolidated Financial Statements.

Restructuring Expense, Impairment Loss and Loss on Lease Termination
--------------------------------------------------------------------

     In December 2000, we implemented a Board-approved restructuring program to streamline our business and to reduce costs, which resulted in a restructuring charge of $693,000. This restructuring charge included $234,000 for severance charges associated with the reduction in workforce (87 positions or 36% of our the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on pre-existing space that was vacant at that time. In connection with the restructuring, we also recorded charges totaling approximately $1.3 million for write-downs of leasehold improvements and other assets. These assets were specifically identified in the restructuring program. In April and June 2001, we implemented another restructuring program designed to further streamline our business and reduce costs. These restructuring programs resulted in an additional restructuring expense of $217,000 for severance charges associated with reductions in our United States workforce (55 positions in April and approximately 10 positions subsequent to June). As of September 30, 2001, $41,000 of restructuring expense remains accrued and is expected to be paid by the end of the fourth quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     In June 2001, we terminated our corporate lease with Alza Corporation, which was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.6 million) to the
landlord.   The net book value of surrendered assets associated with this event is included in loss on lease termination in the accompanying Condensed Consolidated Statement of Operations for the three months ended September 30, 2001.

     In June 2001, management decided to sell certain equipment. In connection with this decision, we recognized a loss on equipment held for sale of $550,000. Further review of equipment held for sale resulted in an additional impairment charge of $300,000 for the three months ended September 30, 2001. During the three months ended September 30, 2001, equipment was sold for $36,000 resulting in a loss of $190,000. See Note 5 to the Condensed Consolidated Financial Statements.


Amortization of Stock-based Compensation
----------------------------------------

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three and nine months ended September 30, 2001 was $53,000 and $(118,000) or 4% and (2%) of total revenue, respectively. A credit of $118,000 to the income statement for the nine months ended September 30, 2001 is due to a reversal of previously recorded deferred compensation expense related to terminated employees. Since we had previously amortized deferred compensation on an accelerated method as allowed under Financial Accounting Standard Board Interpretation No. 28, a credit was recorded in the June 2001 quarter for future periods as calculated using the straight-line method for the deferred compensation related to these terminated employees. Amortization of stock-based compensation for the three and nine months ended September 30, 2000 was $219,000 and $831,000 or 3% and 4% of total revenue, respectively.


Other Income and Expense, Net
-----------------------------

     Other income and expense, net, decreased to approximately $(0.4) million and $(0.3) million for the three and nine months ended September 30, 2001, respectively, from approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2000, respectively. This decrease was due to a reduction in interest-bearing cash and investment balances.

     On July 6, 2001 we issued a convertible notes payable with detachable warrants in return for $500,000 in cash. The notes payable bore interest at the stated rate of prime plus 1% and were due on September 6, 2001. For accounting purposes, $252,000 of the proceeds was allocated to the warrants and $248,000 was initially recorded as notes payable with a face value of $500,000. The notes payable were convertible at the option of the holder into $500,000 worth of common stock. Consequently, a beneficial conversion feature of $252,000 was inherent in the notes payable. In accordance with EITF Issue No. 98-5, we recorded the beneficial conversation feature of $248,000 (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to the face value of the notes payable of $500,000 over the term of the debt resulting in a non-cash interest charge of $500,000 during the third quarter. For further information regarding this impairment loss, see Note 8 to the Condensed Consolidated Financial Statements.



Provisions of Income Taxes
--------------------------

     Since the Company has incurred losses for each reporting period for both tax and financial reporting purposes, no income tax provision has been recorded for the three months periods ended September 30, 2001 and 2000. A provision of $31,000 was recorded during the nine months ended September 30, 2001 for taxes on foreign operations.

Net Loss
--------

     For the three and nine months ended September 30, 2001, we recorded a net loss of approximately $4.1 million and $24.7 million, or 291% and 321% of total revenue, respectively, as compared to a net loss for the three and nine months ended September 30, 2000 of approximately $5.6 million and $16.4 million, or 67% and 77% of total revenue, respectively.


Liquidity and Capital Resources
-------------------------------

     From our inception, we have financed our operations primarily through an initial public offering in which we raised money and private equity placements totaling approximately $63.8 million. In July 2001, we raised additional financing totaling $500,000 through a private offering of convertible debt securities and detachable warrants, and in August 2001, we raised an additional financing totaling $4.0 million through a private offering of common stock and warrants. As of September 30, 2001, we had an accumulated deficit of approximately $77.1 million and cash and cash equivalents of approximately $1.4 million. For the three and nine months ended September 30, 2001, we recorded a net loss of approximately $4.1 million and $24.7 million, respectively. For the years ended December 31, 2000, 1999 and 1998, we had net losses of approximately $29.3 million, $13.3 million and $6.2 million, respectively. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2001.

     On July 6, 2001, we received from three lenders a $500,000 loan at an interest rate of prime plus 1%, payable on or before September 6, 2001. In connection with the loan, we issued warrants to purchase a total of 1,250,000 shares of common stock. The warrants are each immediately exercisable at a
price of $0.40 per share.   The loan was convertible into common stock at the
option of the lenders at the lower of either the average price at the time of the loan or the average price at the time of the conversion or, if Viador and the lenders mutually agreed, at the price we sold any equity securities to a third party during the term of the loan. The lenders elected not to convert and the full loan principal of $500,000 and accrued interest of $7,267 was repaid to the three lenders on September 16, 2001, September 24, 2001 and October 5, 2001.

     On August 13, 2001, we received from three investors $4.0 million in exchange for 14,814,814 shares of common stock. In connection with this investment, the Company issued warrants to purchase a total of 2,962,962 shares of common stock; the warrants are generally exercisable after February 12, 2002 at a price of $0.27 per share. There was a commission payable on the transaction to a third-party finder for $240,000. We incurred a commission related to the transaction to a third-party finder in the amount of $240,000.

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

     Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was approximately $12.1 million and $13.5 million, respectively. The net use of cash for the nine months ended September 30, 2001 resulted primarily from our net loss of $24.7 million and a $3.0 million decrease in accounts payable, accrued liabilities and accrued vacation and a $2.0 million decrease in deferred revenue, which were partially offset by a $5.8 million decrease in accounts receivable, non-cash charges of $2.6 million in loss on lease, $2.0 million in accrued impairment loss and $1.1 million in depreciation and amortization. Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was approximately $0.2 million and $28.2 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2001 was approximately $2.2 million and resulted primarily from the $5.0 million repayment of a bank line of credit and a $1.0 million note payable from a business acquisition.

     Deferred revenue primarily consists of the unrecognized portion of license and service revenues received pursuant to subscription and support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $2.6 million as of September 30, 2001 and $4.7 million as of December 31, 2000.

     Our services consist of maintenance, support, consulting and implementation. Service revenue represented 61% and 46% of total revenue for the three and nine months ended September 30, 2001, respectively, as compared to 24% and 25%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


of total revenue for the three and nine months ended September 30, 2000, respectively. We anticipate that service revenue will continue to represent a significant percentage of total revenue. This increase in percentage is due to decreases in overall revenues coupled with the Company's continuing ability to sell through distribution partners and work with existing licensee customers.

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

     Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $300,000. Two customers accounted for more than 10% of quarterly recognized revenue for the quarter ended September 30, 2001. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue and stock price.

     Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors" beginning on page 24. Factors such as the ability to obtain additional financing to continue operations, expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


              RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                       Risks Related to Viador

We may seek protection, or be the subject of involuntary proceedings, under the
-------------------------------------------------------------------------------
Federal Bankruptcy Code.
-----------------------

     We may seek protection under Chapter 11 of the Federal Bankruptcy Code. Additionally, we are subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against us. If we file for Chapter 11 protection, or if involuntary proceedings are commenced against us, by our creditors, our creditors or other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and holders entitled to vote on such a plan. This could lead to our inability to emerge from Chapter 11. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole. In addition, during any bankruptcy or similar proceeding, we would need court approval to take any actions out of the ordinary course, which would result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process.

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

     Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 22.

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

     Our services consist of maintenance, support, consulting and training. Service revenue represented 46%, 28% and 39% of total revenue for 2001, 2000, and 1999, respectively. We anticipate that service revenue will fluctuate as a percentage of total revenue. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

Continuing uncertainty of the U.S. economy, which has spread to Europe and
--------------------------------------------------------------------------
Asia, may have serious implications for the growth and stability of our
-----------------------------------------------------------------------
business and may negatively affect our stock price.
---------------------------------------------------

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


We have a history of losses and may not be able to achieve profitability in the
-------------------------------------------------------------------------------
future.
------

     Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of September 30, 2001, we had an accumulated net deficit of approximately $77.1 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face a weak economic environment and significant competition.

If we do not expand our customer base, we may never become profitable and our
-----------------------------------------------------------------------------
stock price will likely decline.
-------------------------------

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


We were unable to maintain our listing on The Nasdaq National Market.
---------------------------------------------------------------------

      On July 3, 2001, we received a letter from Nasdaq indicating Viador has failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified the Company of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, and audit committee composition requirements. Despite the Company's attempts to remedy these deficiencies, on October 30, 2001 the Company was notified by Nasdaq that the Company's securities would be delisted from the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and the Company's shares of common stock are now traded on the OTC Bulletin Board.

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

     During the three months ended September 30, 2001 and 2000, we derived 48% and 15%, respectively, of our total revenue from sales outside the United States. During the nine months ended September 30, 2001 and 2000, we derived 42% and 13%, respectively, of our total revenue from sales outside the United States. During the three and nine months ended September 30, 2001 and 2000, we derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

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

If we do not manage the recent reduction in our workforce, it could have a
--------------------------------------------------------------------------
material adverse effect on our business.
---------------------------------------

     On January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we further reduced our workforce by 55 people, or 37% of our workforce. On June 29, 2001, we announced another workforce reduction of approximately 10 people or 14% of the workforce to further reduce costs. On September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our workforce in the United States. At October 31, 2001, our workforce totaled 39 employees. It is possible that we will have further workforce and cost reductions in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


If we are unable to motivate and retain our personnel, it could have a
----------------------------------------------------------------------
material, adverse effect on our business.
----------------------------------------

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

We have appointed a new president and chief financial officer, and the
----------------------------------------------------------------------
integration of these officers may interfere with our operations.
----------------------------------------------------------------

     On August 13, 2001, we announced the appointment of Stan Wang as president of the Company. In October 2001, we announced the appointment of Nate Cammack as our new chief financial officer. On October 8, 2001, Tek-min Gan joined the Company as senior director of United States sales. The transitions of Messrs. Wang, Cammack and Tek-min have resulted and will continue to result in disruption to our ongoing operations, and these transitions may materially harm the way that the market perceives our company and the price of our common stock.

Loss of any of our executive officers could harm our business.
-------------------------------------------------------------

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Messrs. Wang, Cammack and Tek-min. The loss of the services of Messrs. Wang, Cammack and Tek-min or any of our executive officers could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

If we do not successfully recruit and retain skilled personnel for permanent
----------------------------------------------------------------------------
management positions, we may not be able to effectively implement our business
------------------------------------------------------------------------------
objectives.
----------

     We have experienced significant personnel changes at the senior management level. Recently, Dick Warmington resigned as interim president and chief
executive officer and Alice Pilch resigned as chief financial officer.    We
appointed Stan Wang president in September 2001 and Nate Cammack chief financial officer in October 2001. On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing. We cannot predict how these changes in management will affect our business. However, if we fail to recruit and retain qualified individuals to permanently serve in these senior management positions, our business, financial condition and results of operations will be seriously harmed.

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

If we are unable to effectively protect our proprietary rights, our competitors
-------------------------------------------------------------------------------
may be able to copy important aspects of our products or product presentation,
-----------------------------------------------------------------------------
which would undermine the relative appeal of our products to customers and
--------------------------------------------------------------------------
reduce our sales.
----------------

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

Class action litigation due to stock price volatility could lead to substantial
-------------------------------------------------------------------------------
costs and divert our management's attention and resources.
---------------------------------------------------------

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we have been the target of securities litigation. Securities litigation could result in substantial costs and could divert our management's attention and resources.

Our Business May be Affected by the Events of September 11, 2001.
----------------------------------------------------------------

     Our business and operating results may differ materially from our expectations due to consequences attributable to the events that took place in New York City and Washington D.C. on September 11, 2001. We cannot predict the nature or effect on our revenues or operations of any future political or economic events and policies that may arise directly or indirectly as a result of those events. In addition, these events may continue to have a negative impact on the general emotions and psychology of the marketplace, which could cause our stock price to fluctuate.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Investment Portfolio
--------------------

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash or cash equivalents are in short-term money market accounts. Due to the short-term nature of our investments, we believe that there is no material risk exposure. As of September 30, 2001, our cash invested in money market accounts had a weighted average interest rate of 2%. The fair value of our cash invested in money market accounts approximates the book value as of September 30, 2001 and December 31, 2000 of $1.4 million, and $16.0 million, respectively. We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio and the related income would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

Impact of Foreign Currency Exchange Rate Change
-----------------------------------------------

     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three months ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

     On November 13, 2001 a press release announced that The Plaintiffs' Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the securities of Viador, Inc. between October 25, 1999 and December 6, 2000, inclusive. As of this date, the Company has not been served with legal process with respect to this action, and therefore has no comment regarding whether the action has merit.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          ------------------------------------------

     (a) Modification to Instruments Defining the Rights of Common
Stockholders.

     None.


     (b) Material Limitations or Qualifications on Rights of Common
         ----------------------------------------------------------
Stockholders Resulting from the Issuance or Modification of Other Securities.
-----------------------------------------------------------------------------

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


     (c) Information Required by Item 701 of Regulation S-K.
         --------------------------------------------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities, in connection with which we issued warrants and convertible promissory notes. We issued three notes to the individuals and in the amounts listed in the Schedule of Convertible Promissory Notes Issued under Exhibit 10.24 in the Index to Exhibits on page 38, and three warrants to the individuals and for the number of shares listed in the Schedule of Warrants Issued under Exhibit 10.25 in the Index to Exhibits on page 38.

     The securities were offered and issued to certain private investors, including Dick Warmington, who was then our chief executive officer, and is currently a member of the Board of Directors. The offering and issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving any public offering.

     The notes each matured on September 6, 2001, on which date the outstanding principal amount and unpaid accrued interest thereon was due and payable. Until the maturity date, interest accrued on the outstanding principal amount at an annual rate of one percent plus the prime rate, compounded quarterly. After the maturity date, interest accrued at an annual rate of three percent plus the prime rate, compounded quarterly. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. The lenders also had the option, but only upon our mutual agreement, to convert the notes into equity securities we issued to any third party in any equity financing during the term of the note at a conversion price equal to the price per share at which the securities were sold to the third party. The notes were in no event convertible into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial shareholder or underwriter, would have exceeded 19.9% of our total issued and outstanding shares of voting stock as of the date of conversion. The lenders elected not to convert and the full loan principal of $500,000 along with accrued interest of $7,267 was repaid to the three lenders on September 16, 2001, September 24, 2001 and October 5, 2001.

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

     On August 13, 2001, we raised $4.0 million in financing through a private offering of equity securities. As consideration for the funds, we issued 14,814,814 shares of common stock and warrants to purchase a total of 2,962,962 shares of common stock. We incurred a commission of $240,000 to a third-party finder.

     The warrants were issued to the individuals and in the amounts listed in the Schedule of Warrants Issued in Equity Financing under Exhibit 10.31 in the Index of Exhibits on page 39. The warrants each expire on February 12, 2006 and are exercisable at any time or from time to time, in whole or in part, after February 12, 2002 at a price of $0.27 per share.

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

           (4) Information regarding the offering.

               (v)  Amount of expenses incurred for the Company's account:


                       Underwriting discount                    $2,898,000
                       Other expenses                           $1,270,000
                                                                ----------
                       Total expenses                           $4,168,000
                                                                ==========

              (B) All of such total expenses were payments to others (i.e., not to directors, officers and 10% shareholders)


               (vi)  Net proceeds:   $37,232,000


               (vii) Estimated amount of net proceeds used for (in thousands):

                      Construction of plant, building
                        and facilities                          $      -
                      Purchase and installation of
                        machinery and equipment                    3,000
                      Purchases of real estate                        --
                      Acquisition of other businesses              1,000
                      Repayment of indebtedness                       --
                      Working capital                             33,232

                      Short-term investments including
                        certificates of deposit, corporate
                        bonds, federal bonds, money market
                        funds and commercial paper                    --
                                                                 -------
                            Total                                $37,232
                                                                 =======

ITEM 5.  OTHER INFORMATION.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" on page [14].

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

                                    INDEX TO EXHIBITS

Exhibit No.                    Exhibit Description
-----------                    -------------------

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

   *10.1  Form of Amended and Restated 1997 Stock Option and Incentive Plan

   *10.2  Form of 1999 Stock Incentive Plan

   *10.3  Form of 1999 Employee Stock Purchase Plan

   *10.4  Form of Indemnification Agreement for Officers and Directors

   *10.5 Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of December 16, 1997 and related office leases

   *10.6 Collateral Assignment, Patent Mortgage and Security Agreement, by and between the Registrant and Comerica Bank - California, dated March 4, 1997

   *10.7 Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank - California, dated March 17, 1999

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

****10.18 Stock Pledge Agreement, by and between Mr. Steve Dille and the
          Registrant, dated July 13, 2000

****10.19 Employment Agreement between Mr. Steve Dille and the Registrant dated
          November 30, 2000

****10.20 Employment Agreement by and between Mr. Johnathan Harding and the
          Registrant dated October 5, 2000

****10.21 Mutual Release Agreement by and between Viador GmbH and the
          Registrant Dated November 27, 2000

   ^10.22 Sublease Termination Agreement by and between the Registrant and Alza Corporation, dated May 31, 2001.

   ^10.23 Convertible Note and Warrant Purchase Agreement by and among the
          Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.

   ^10.24 Form of Convertible Promissory Note issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
            Schedule of Convertible Promissory Notes Issued:
               (a) Convertible Promissory Note for $300,000 issued to Mr.
                   Zhihan Wang;
               (b) Convertible Promissory Note for $100,000 issued to Mr. Dick
                   Warmington;
               (c) Convertible Promissory Note for $100,000 issued to Mr. Kin
                   Lui.

   ^10.25 Form of Warrant issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.

            Schedule of Warrants Issued:
              (a) Warrant for $750,000 issued to Mr. Zhihan Wang;
              (b) Warrant for $250,000 issued to Mr. Dick Warmington;
              (c) Warrant for $250,000 issued to Mr. Kin Lui.

   ^10.26 Convertible Promissory Note issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Mssrs. Dick Warmington, Zhihan Wang and

          Kin Lui, dated July 6, 2001.

   ^10.27 Warrant issued to Mr. Dick Warmington in connection with Convertible
          Note and Warrant Purchase Agreement by and among the Registrant and Messrs Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.

   ^10.28 Sublease Agreement by and between the Registrant and Techspan, Inc., dated July 2, 2001.

   ^10.29 Severance Agreement by and between the Registrant and Jonathan
          Harding, dated May 8, 2001.

   ^10.30 Stock Purchase Agreement by and among Registrant and Messrs.
          Hungyeung Yeung, Zhihan Wang, and Magison Investment Ltd., dated August 13, 2001.

   ^10.31 Form of Warrant issued in connection with Stock Purchase Agreement by and among Registrant, and Messrs. Hungyeung Yeung, Zhihan Wang, and Magison Investment Ltd., dated August 12, 2001.

            Schedule of Issued Warrants in Equity Financing
               a. Warrant to Mr. Hungyeung Yeung
               b. Warrant to Mr. Zhihan Wang
               c. Warrant to Magison Investment Ltd.

   ^10.32 Employment Agreement by and between the Registrant and Alice Pilch dated June 25, 2001.
---------------------------

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

^ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 20, 2001.


(b)  Reports on Form 8-K. The Company did not file a Current Report on Form 8-K
     -------------------
     with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               VIADOR INC.
                                               -----------
                                              (Registrant)




Date: November 19, 2001                      By:      /s/  STAN WANG
                                             ----------------------------
                                                      Stan Wang
                                               Chief Executive Officer
                                                 (Authorized Officer)



Date: November 19, 2001                      By:     /s/ NATE CAMMACK
                                             ----------------------------
                                                    Nate Cammack
                                             Vice President of Finance and
                                                    Administration
                                             (Principal Financial Officer
                                           and Principal Accounting Officer)