Form 10-K
period 2001-12-31
VIADOR INC
filed 2002-04-15
CIK 1089026

===============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Fiscal Year Ended December 31, 2001

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from                to               .
                                      --------------    --------------

                         Commission File No. 0-27741

                                 VIADOR INC.

            (Exact name of Registrant as specified in its charter)

               Delaware                            94-3234636
      (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)           Identification No.)

          977 Benecia Avenue                         94085-2805
         Sunnyvale California                        (Zip Code)
(Address of principal executive offices)


                                (408) 735-5956
             (Registrant's telephone number, including area code)
         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $4,725,558 as of April 9, 2002 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market Over-the-Counter Bulletin Board reported for April 9, 2002. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     33,096,884 shares of the Registrant's $0.001 par value Common Stock were outstanding at April 9, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders.

===============================================================================

                                 VIADOR INC.

                           Form 10-K Annual Report

                 For the Fiscal Year Ended December 31, 2001

                              Table of Contents




Item No.                                                                   Page
--------                                                                   ----
PART I

1.  Business...............................................................  1
2.  Properties............................................................. 13
3.  Legal Proceedings...................................................... 14
4.  Submission of Matters to a Vote of Security Holders.................... 15

PART II

5.  Market for the Registrant's Common Stock and Related Stockholder
      Matters.............................................................. 15
6.  Selected Financial Data................................................ 18
7.  Management's Discussion and Analysis of Financial Condition and Results
      of Operations........................................................ 19
7A. Quantitative and Qualitative Disclosures About Market Risk............. 44
8.  Financial Statements and Supplementary Data............................ 44
9.  Changes In and Disagreements With Accountants on Accounting and
      Financial Disclosure................................................. 44

PART III

10. Directors and Executive Officers of the Registrant..................... 45
11. Executive Compensation................................................. 45
12. Security Ownership of Certain Beneficial Owners and Management......... 45
13. Certain Relationships and Related Transactions......................... 45

PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 45

Exhibit Index.............................................................. 45
Signatures................................................................. 49


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

Overview
--------

     We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal(tm) offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web, or the Web, and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

     We were incorporated as InfoSpace Inc. in California in December 1995. In January 1999, InfoSpace Inc. changed its name to Viador Inc., (Viador or the Company) and in October 1999, we reincorporated in the state of Delaware. Our principal headquarters are located 977 Benecia Avenue, Sunnyvale CA 94085, and our telephone number is (408) 735-5956. In October 1999, we raised gross proceeds of $41.4 million through an initial public offering. Our common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "VIAD" from October 26, 1999 until it was delisted on October 31, 2001. Subsequent to October 31, 2001, our common stock has traded on the Over-the-Counter Bulletin Board. Our home page is located on the Web at http://www.viador.com, where you can find additional information about our products and us; however, that information is generally not targeted at investors and is not a part of this report. All references to "we", "us", "our", and "Viador" refer to Viador Inc. Viador is not affiliated with and is not related to, InfoSpace, Inc., a Delaware corporation headquartered in Redmond, Washington.

     Since inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the last two years, we introduced more sophisticated web products and a proprietary web security server product. In the first quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal, which integrated our prior product offerings. In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal, a product and services offering that is designed to allow personalized communication and information exchange between businesses. In the second quarter of 2000, we introduced Viador Portlets, a technology for easily extending the Viador E-Portal by adding tightly integrated modules for accessing additional data sources and applications. In the fourth quarter of 2000, we introduced Viador E-Portal Express, a portal user interface that set new standards for performance and scalability. We delivered significantly enhanced products in the fourth quarter of 2001. In October 2001, we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom user interfaces based on open standards and point-and-click design tools. In November 2001, we announced E-Portal 6.4 compliance with the People with Disabilities Act, based on World Wide Web Consortium, or W3C, standards for accessible compliance with the Web Accessibility Initiative, or WAI.

Recent Developments
-------------------

     Going Concern
     -------------

     The consolidated financial statements presented in this Annual Report have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring net losses, including net losses of $24.5 million and $29.3 million for the years ended December 31, 2001 and 2000, respectively, raise substantial doubt regarding our ability to continue as a going concern. In 2001 and 2000, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that our enterprise information portal software gains substantial market acceptance. We expect to continue to use cash in operations and incur operating losses in the foreseeable future. We received $1.0 million of additional funding for our operations in March 2002 in the form of debt with equity financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

     Class Action Law Suit
     ---------------------

     On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs' Executive Committee in In re:
Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of our securities of between October 25, 1999 and December 6, 2000, inclusive. As of this date, we have not been served with legal process and are unable to speculate as to the ultimate outcome of this proceeding.

     NASDAQ Notice of Noncompliance and Delisting
     --------------------------------------------

     On July 3, 2001, we received a letter from Nasdaq indicating Viador had failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, shareholder approval and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 the Company was notified by Nasdaq that our securities would be delisted from the National Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

     Private Financing
     -----------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities and warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. On March 18, 2002, we received $1 million in financing through a private offering of convertible debt securities and warrants. For further information regarding these offerings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Market for the Registrant's Common Stock and Related Stockholder Matters - Information Required by Item 701 of Regulation S-K."

     We are currently attempting to reduce expenses and raise additional financing to fund our operations. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce expenses and/or to obtain additional financing will impair our ability to meet our business objectives and continue as a going concern. Based on our assumptions, which we believe are reasonable, we believe we may have sufficient cash to reach profitability provided that we meet the revenue and expense goals contained in our business plan.

     Management Changes
     ------------------

     On August 13, 2001, Stan Wang was appointed president of Viador. On September 21, 2001, Dick Warmington resigned as Viador's interim chief executive officer and Stan Wang was appointed chief executive officer. Dick Warmington continues to serve as a member of Viador's Board of Directors and its audit committee.

     On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing.

     On October 8, 2001, Nathan A. Cammack was appointed vice president of finance and administration and chief financial officer to replace Alice Pilch, who resigned on September 21, 2001.

     On October 8, 2001, Tek-min Gan joined us as senior director of United States sales. Mr. Tek-min Gan resigned his position with us effective January 28, 2002.

     Restructuring
     -------------

     During the second half of 2000, adverse economic conditions reduced demand for software products in general and impaired our revenue growth. In addition, we believe concerns about our financial viability adversely impacted our revenue growth. In response to these conditions, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce, and we aggressively cut other costs. After April 6, 2001, we also restructured our business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a future layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our remaining workforce in the United States. At December 31, 2001, our workforce totaled 33 employees. It is possible that we will have further workforce and cost reductions in the future.

     As part of our restructuring program, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.6 million) to the landlord. For further information regarding our restructuring program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Expense, Impairment Loss and Loss on Lease Termination" on page 27.

     Effect of Economic Conditions
     -----------------------------

     In the first half of the year 2000, a more significant portion of our customers were newly funded dot-coms and Internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers tended to be more conservative buyers and scaled down their budgets for capital expenditures. The economic environment of 2001 further exacerbated this situation. In addition, potential customers questioned our viability as a company since our stock price and cash balances had decreased throughout the year 2000 and 2001. The tragic events of September 11, 2001 had pervasive negative effects across our markets, and generally further slowed purchasing activity. These changes lengthened the sales cycle and reduced the overall demand for our product.

     Product Announcements
     ---------------------

     In October, 2001 we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom portal user interfaces based using open standards and point and click design tools. The Viador E-Portal 6.4 will make it easier for our global customers and partners to increase their profitability and success by sharing highly customized portals both inside and outside the firewall. With today's cost-conscious purchasing environment, it is more important than ever for organizations to leverage customer management, supply chain and operational systems. Without exception, our customers need information and insight to clearly understand what to act on in order to compete, reduce costs, increase revenues and ultimately drive profitability. Our Viador E-Portal is ready to help achieve these objectives for our customers and partners.

     Strategic Partnerships
     ----------------------

     We announced new or expanded partnerships with:

     Autonomy. Viador announced an alliance and product integration with
     --------
Autonomy Corporation plc, to automate management and processing of large quantities of unstructured information within the Viador E-Portal. This integration has enabled customers to categorize, link and deliver that information through the portal.

     Security and Authentication Vendors. Viador announced relationships with
     -----------------------------------
Netegrity and Oblix. Viador has utilized its E-Portal Framework to create portlets integrating Netegrity's SiteMinder platform and Oblix NetPoint into the Viador E-Portal. These products add an extra level of security, and help deliver personalized content based on a user's role and privilege within an enterprise.

Industry Background
-------------------

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

     Abundance of Information. Business decision-makers need quick access to
     ------------------------
relevant information from a variety of sources, including the Internet, internal corporate networks, e-mail, databases and business software programs. However, the large and growing quantity of information, coupled with the lack of effective solutions for efficiently accessing, combining and organizing it, makes it difficult to identify and utilize relevant information. Due to this information overload, businesses need to be able to quickly identify and obtain relevant information in order to make timely and informed decisions.

     The Proliferation of Disparate Information Technology Formats. There is a
     -------------------------------------------------------------
rapidly growing variety of technologies used for creating, storing and organizing information. These include many different items of computer hardware, such as mainframe computers and computer networks, and numerous software programs, such as those for finance, accounting, sales, manufacturing and human resources. However, many of these hardware and software systems were developed independently to be operated on a stand-alone basis and were not designed to be compatible with other hardware and software. In order to access all of an enterprise's information, users may need to use separate software programs, complete separate security protocols and use different computer terminals. As the number of formats and amount of information grows, it becomes increasingly difficult and time consuming to navigate around these technological obstacles to obtain relevant information.

     Emergence of the Internet as the Global Medium for Communications. The
     -----------------------------------------------------------------
Internet continues to experience rapid growth and expansion as an important global medium for communications and business due to its cost effectiveness, extensive reach and ability to handle tremendous growth. The Internet provides a powerful medium for enterprises and their customers, suppliers and strategic partners to share business information efficiently. We expect that the ability to securely share information efficiently over the Internet will become increasingly important and lead growing numbers of enterprises to adopt web-based information and communication solutions.

     Growth of E-Business. The Internet continues to transform the way that
     --------------------
business is conducted. It can help businesses improve customer satisfaction, reduce cost structures, globalize operations, foster innovation and accelerate speed to market. E-business is the use of the Internet and emerging technologies to replace or supplement traditional business channels and practices. As the number of Internet users has grown, enterprises have increasingly viewed the Internet as an opportunity to interact rapidly with a larger number of geographically distributed offices, employees, customers, suppliers and partners. In many cases, the adoption of a web-based marketing, communication or financial model provides enterprises with strategic competitive advantages and can prevent the loss of market share to aggressive e-business innovators.

     Need for a Comprehensive Solution. The above factors suggest the need for
     ---------------------------------
a solution that facilitates the organization's secure access to and use of enterprise information by those who require it, regardless of whether they are users inside the business or outside partners. However, current solutions generally do not enable companies to organize and provide secure access to enterprise information through a single interface regardless of its format. The ideal solution would work with all of the enterprise's information technology and provide integrated access to all enterprise information regardless of its source or format. Furthermore, given the large amounts of electronic data being generated, the ideal solution would help users get fast access to personalized and relevant information.

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

     Single Interface for All Enterprise Information. Our software permits
     -----------------------------------------------
users to access data from multiple sources within and outside the company through a single interface. We provide a comprehensive and integrated enterprise information portal solution that provides access to user-personalized, up-to-the-minute information quickly and easily.

     Adaptable Web-Based Architecture. In contrast to existing solutions, our
     --------------------------------
software architecture can accommodate significant increases in the number of users and amount of information. Our software architecture is designed for the Internet, which means that it:

     o works through a user's existing web browser;

     o does not require the installation of any additional software on the user's desktop;

     o can be quickly rolled out to thousands of additional users;

     o uses industry standard components in the areas of web servers, application servers, application program interfaces, or API's, and databases; and

     o provides a cross-platform portable architecture to move between Windows(tm) and Unix(tm) platforms.

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

     Customized and Personalized Information. We address the information
     ---------------------------------------
overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to automatically categorize information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit users to locate and access desired information from various data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

     Combines Ease of Use with Sophisticated Functions. The Viador E-Portal
     -------------------------------------------------
provides browser-based searchable access to the entire range of an organization's enterprise information assets, facilitating location of and access to information regardless of the underlying data source. Our browser-based interface combines the ease of use of popular consumer Internet portals, while providing users with the ability to search enterprise-wide for specific information and analyze data. The database access capabilities within our software are all web-based and, unlike unintegrated database access tools, offer a uniform look and feel for reporting, querying and analytical processing.

     Builds Upon Customers' Existing Investments in Information Technology.
     ---------------------------------------------------------------------
Customers who utilize our software are able to build upon their new and existing hardware and software investments. As a result, our customers typically do not need to purchase new computer equipment or software in order to install and integrate our software.

     Ease of Implementation. The Viador E-Portal is designed to be implemented
     ----------------------
rapidly over the web using our customers' existing information technology. Once installed on an organization's servers, our software can reach employees enterprise-wide via their existing web browsers. New users can be added in minutes on the customer's servers since no new software has to be installed on the user's computer.

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

Viador Strategy
---------------

     Our goal is to be the leading provider of enterprise information portal software to deliver self-service solutions in the business-to-business, or B2B, and business-to-employee, or B2E, market segments. Key elements of our strategy include:

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

     o provides multi-level security;

     o provides a fully cross-platform architecture not tied to a particular operating system, web server, application server or database vendor;

     o provides very tightly integrated relational and Online Analytical Processing, or OLAP, reporting tools that work together with a full feature rich portal;

     o provides a comprehensive set of API's to integrate portlets, customization and layout, repository and reporting; and

     o provides a Rapid Application Development, or RAD, environment via the E-Portal Express for quick implementation needs and out-of-the-box functionality that can be deployed in hours after installation and not months.

     We intend to enhance our technology by continuing to devote significant resources to research and development efforts and by forming strategic relationships that will enable us to further enhance the performance and adaptability of our software.

     Expand Sales, Distribution and Marketing. We plan to continue to build our
     ----------------------------------------
network of resellers of products who also provide related services, manufacturers who use our software in their products, system integrators who bring together various hardware and software to solve a specific customer problem and distributors to expand our indirect distribution worldwide.

     Increase Use by Existing Customers. The value of our software to our
     ----------------------------------
customers grows as it is deployed more widely throughout the organization for the following reasons:

     o more data can be accessed by customers' users as the number of departments within an organization that uses our software increases;

     o users become more accustomed to using the portal to access data;

     o users contribute increasing amounts of information to the portal, which makes this information accessible to all authorized users;

     o provides a cross-platform architecture that allows for system migration across hardware and operating system platforms (Windows, Unix);

     o provides excellent migration compatibility to preserve customer investment of software and reports previously developed; and

     o offers general feature and performance enhancements with each subsequent release.

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

     Adaptable Internet Architecture. The architecture of the Viador E-Portal
     -------------------------------
is designed for the web, which gives it the ability to accommodate significant increases in the number of users and the amount of information. Our software's highly adaptable architecture and software development kit give customers the added flexibility to customize and extend their enterprise information portal as their needs evolve. It is Java-based, it operates on Microsoft Windows NT(tm), Windows 2000(tm) servers and UNIX. Our software works with major web servers and browsers.

     Comprehensive Access. Our software provides comprehensive information
     --------------------
access for the following categories of data, content and application:

     o structured data, including data from relational and multi-dimensional databases, data marts, data warehouses and business software;

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

     Information Personalization. We address the information overload problem
     ---------------------------
by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers' employees. Our software allows the organization to focus information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit the location of and access to desired information from structured, unstructured and event data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user's needs and preferences.

     Secure Information Sharing. Security features are essential to permit
     --------------------------
customers to share confidential information rapidly over the Internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our products' security features operate in conjunction with our customers' existing security services to identify and authenticate users. These features permit the enterprise to establish multiple levels of access rights based upon each user's job function and organizational role.

     Easy Administration. Our software facilitates the management of enterprise
     -------------------
information in large organizations with thousands of users, giving the system administrator an added measure of flexibility to centrally monitor and administer the system from virtually anywhere. User administration by the user's job function and organizational role enables the administrator to precisely delineate access privileges to reports, databases and documents for individual users and groups. The server management component of our software audits server usage and monitors user access in real time.

Products and Services
---------------------

     Products
     --------

     The Viador E-Portal Express product family is comprised of the following products which are sold both individually and in combination with other products.

     The Viador E-Portal is the foundation of the product family. It consists of the Viador Information Center, a high performance, Java(tm) server, a web-browser based user interface and a set of programming interfaces for customizing the Viador E-Portal user interface and for integrating enterprise
content, productivity tools and enterprise applications.   The Viador E-Portal
supports site-wide custom branding and individual personalization of the user interface and integrates unstructured documents, structured databases and web based content and data feeds into a clearly organized and easily searched portal layout that resembles familiar consumer portals. The Viador E-Portal allows enterprises to maximize the value of their enterprise knowledge base and to easily and securely deploy a wide range of information sources and enterprise applications to employees, supply chain partners and customers.

     Viador Sentinel is an integrated extranet security server that allows remote Viador E-Portal users to safely access critical business information and sensitive application deployed over the Internet. Viador Sentinel works in conjunction with existing network security technology to provide an additional layer of protection to the Viador E-Portal. Viador Sentinel provides services that authenticate and authorize users based on their assigned rights and encrypt both data transmission and application communication deployed through the Viador E-Portal.

     Viador E-Business Intelligence is a set of integrated web based reporting and analysis tools that allows the Viador E-Portal to deliver standard reports, real time data access and data visualization and interactive business analysis presentations. These 100% web based tools allow enterprise developers to create, schedule and publish interactive and printable reports, charts, crosstabs and multi-dimensional OLAP presentations through the Viador E-Portal. The Viador E-Business Intelligence tools include Viador Gateway which accesses a wide range of data sources including relational databases such as Oracle(tm), IBM DB2(tm), Microsoft SQL Server(tm) and Sybase and multi-dimensional databases such as Hyperion Essbase(tm), Oracle Express(tm) and Microsoft OLAP services.

     In addition, Viador develops and sells value-added Viador Portlets for integrating specialized systems such as Content Management systems into the Viador E-Portal interface, many of which are included within the Viador E-Portal product. Viador is committed to developing and selling additional enterprise strength portlets. These portlets can be sold to existing Viador E-Portals customers to provide additional portal services or to integrate additional business applications and data sources into the Viador E-Portal. In addition select partners have built portlets for sale with the Viador E-Portal.

     Services
     --------

     Our Advanced Solutions Group offers architectural and technical consulting services, customer support and training in connection with licenses of our software. We believe that services are an important part of our success and we expect to maintain our professional services organization.

     Consulting.  Our pre-sale and post-sale technology implementation services
     ----------
work seamlessly together so that our assigned consulting engagement team can work with a customer from the initial business problem discussions through implementation of their solution. We believe that this allows us to develop greater knowledge of the customer's environment and add the highest level of value. Our consultants are qualified and trained to perform a wide variety of services including prototype development, installation, and configuration and testing of our software and integration with the customer's existing databases, security and other systems. Our consultants also help customers develop a strategy for the customers' enterprise-wide deployment of our software. Once deployed into a customer site on an engagement, our consultants become advisors and help us discover new business opportunities within the company.

     Customer Support. We provide product upgrades and customer support through
     ----------------
our customer support program. Customer support personnel are available 24 hours a day, seven days a week. We also offer e-mail-based support. Customers generally purchase the first year of product support at the time they license our software; after that, support may be renewed on an annual basis. Our support engineers are trained to immediately render assistance to system critical problems and work with the customer to diagnose the issue and resolve it until the customer is satisfied. Our support organization works with our sales force in identifying new opportunities, product uses and for maintenance renewals.

     Training. We offer a variety of training programs tailored to particular
     --------
user groups, including end users and information technology personnel. Training classes are offered at customer sites, in various high demand cities and also at our headquarters in Sunnyvale, California. We also provide training classes for third-party service providers, such as independent systems consultants and distributors. We offer training early in the sales cycle to ensure successful implementations.

Distribution
------------

     We have designed our distribution strategy to address the particular requirements of our diverse target customers. We distribute our products directly through a direct sales force. We distribute our products indirectly through Original Equipment Manufacturers, or OEMs, Value Added Resellers, or VARs, and systems integrators.

     Direct Sales. We sell our software primarily through our domestic direct
     ------------
sales organization. Technical sales support is provided by sales engineers located both in the field and at our headquarters.

     International. Historically, we have focused our selling efforts in North
     -------------
America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the Nordic Region (Finland, Norway, Sweden, Denmark), Italy, Greece, Isreal and Russia. We have our own direct Sales and Presales Team in Germany, Switzerland and the United Kingdom. In Asia, we use distributors in Japan, Korea, Indonesia, China and Hong Kong. For information regarding revenues from international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenue" on page 22.

     OEMS. We continue to focus on developing OEM relationships to leverage our
     ----
sales efforts.  Our largest current OEM is Micromuse.

     VARS and Systems Integrators. VARs and systems integrators customize,
     ----------------------------
configure, and install our software products with complementary hardware, software, and services. In combining these products and services, these resellers are able to deliver more complete Viador-based solutions to address specific customer needs. We may also help these VARs and systems integrators design customized applications to meet the unique requirements of these customers. Some of our VAR and systems integration partners include ACS, BridgeIT, and Answerthink.

     Since our products affect users throughout the customer's organization, our sales effort involves multiple decision makers and frequently include the chief executive officer, the chief financial officer, and senior vice president of worldwide sales and marketing. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from two to nine months. Our sales cycle is affected by seasonal fluctuations as a result of our customers' fiscal year budgeting cycles and slow summer purchasing patterns overseas. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of products to the end of the quarter. Also, we expect our revenue to be higher in the fourth quarter than in other quarters of the year. For further discussion regarding these risks, see "Risk Factors That May Affect Future Results-Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline" on page 37.

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

     We have engaged in a variety of marketing activities, including developing and executing joint marketing strategies designed to leverage our existing strategic relationships, managing and maintaining our web site, issuing newsletters and direct mailings, web-marketing campaigns, creating and placing advertisements in various media, conducting aggressive public relations campaigns, and establishing and maintaining close relationships with recognized industry analysts.

     We believe with our current sales and marketing staff, we can continue to support the existing demand for our enterprise information portal software and services. We may consider expanding our sales and marketing staff, domestically and internationally, to take advantage of any increase in demand for our products and services. However, our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. For additional discussion of risks we face with respect to our inability to retain and grow our sales and marketing staff, see "Risk Factors That May Affect Future Results-If we do not expand our customer base, we may never become profitable and our stock price will likely decline" on page 35.

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

     Our current product development activities focus on product enhancements to the Viador E-Portal and the integration of external services and partner technology. These development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Delays or problems in the development or marketing of product enhancements or new products could result in a material adverse effect on our business. We believe that significant investments in research and development are required to remain competitive. Our research and development expenditures were $4.7 million, $8.3 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. While we intend to continue to invest a significant percentage of our total revenues in research and development, a number of our competitors are in a position to expend substantially more absolute dollars on research and development than we are. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Operating Expenses-Research and Development" on page 25. For a discussion of risks related to our product development, see "Risk Factors That May Affect Future Results-Risks Related To Our Industry-If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer," on page 41.

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

     It is also possible that new competitors, alliances among competitors or other third parties may emerge and rapidly acquire significant market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business. We may be unable to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. For a discussion of the competitive risks we face, see "Risk Factors That May Affect Future Results-Risks Related To Our Industry-The markets in which we compete are highly competitive and we may not be able to compete effectively" on pages 41.

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

     We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse affect on our business. For additional discussion regarding our intellectual property risk, see "Risk Factors That May Affect Future Results-Risks Related To Viador-If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentation, which would undermine the relative appeal of our products to customers and reduce our sales" on page 40.

Employees
---------

     As of December 31, 2001, we had a total of 33 employees, including 4 people in sales and marketing, 14 people in engineering, 12 people in consulting and 3 people in finance and administration. We believe that our future success will depend in part on our continued ability to retain qualified personnel. The competition for those personnel is intense, and there can be no assurance that we will be able to retain those personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information regarding our current executive officers as of December 31, 2001:


              Name           Age                      Position
-------------------------  -------  -------------------------------------------
Stan X. Wang.............     39    Chief Executive Officer and President

Nathan A. Cammack........     55    Chief Financial Officer and Vice President
                                      of Finance and Administration




     Stan X. Wang is a co-founder of Viador. Mr. Wang has served as President,
     ------------
Chief Executive Officer and Chairman of the Board of Directors since Viador was founded in December 1995. Prior to founding Viador, from January 1995 to December 1995, Mr. Wang oversaw the data warehouse division of the RightSizing Group, a software and services company focused on Internet, data warehouse and large database and financial database applications where he designed and implemented numerous large enterprise software projects. From July 1990 to January 1995, Mr. Wang was an architect in Oracle Corporation's information access tools group. Mr. Wang holds a B.S. in Electrical Engineering from Tsing Hua University in China, an M.S. in Mathematics from Oregon State University and an M.S. in Mechanical Engineering from the California Institute of Technology.

     Nathan A. Cammack has served as Vice President of Finance and
     -----------------
Administration and Chief Financial Officer since October 2001. Previously, Mr. Cammack served as Chief Financial Officer of Infolio, Inc., a privately held company involved in wireless technology and an OEM licensee of Viador, Inc., from February 2000 until October 2001. Previously, Mr. Cammack served in a business development role for Spectrum Telecorp, a privately held company engaged in telecommunications billing services, from October1997 to February 2000. Previously, from October 1996, to October 1997, Mr. Cammack served as Operations Controller for Packard Bell/NEC. Previously, Mr. Cammack held CFO positions at privately held companies including Maxoptix, Vicom, and DAVID Systems. Mr. Cammack held a variety of finance and accounting positions at Xerox, Intel and Memorex. Mr. Cammack holds a B.A. from San Francisco State University, and an M.B.A. from Santa Clara University.


ITEM 2.  PROPERTIES

     We currently lease our corporate headquarters in Sunnyvale, California and a sales office in Arlington, Virginia. We believe that existing facilities will be adequate for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     On June 30, 2000, John Alves, a former employee of Viador, filed a civil complaint with the Orange County Superior Court against Viador, Stan Wang, Jonathan Harding, and Raja Venkatesh. Mr. Alves claimed that his employment agreement with Viador entitled him to purchase more shares and at a lower price per share than Viador had offered him. The complaint alleged breach of written contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, breach of fiduciary duty, and conspiracy, and sought unspecified compensatory, emotional distress, and punitive damages, and an award of interest and costs. Mr. Alves dismissed the complaint without prejudice on December 7, 2000.

     On December 11, 2000, Mr. Alves filed a Demand for Arbitration against Viador with the Western Case Management Center of the American Arbitration Association (AAA) in Fresno, California for the same claims. On

January 19, 2001, Mr. Alves amended his Demand, adding Stan Wang, Jonathan Harding, and Raja Venkatesh. AAA accepted the Amended Demand on February 28, 2001. On November 7, 2001 the parties executed a Settlement Agreement and General Release, under which we paid Mr. Alves the sum of $25,000 in exchange for which Mr. Alves filed a Dismissal with Prejudice against Viador and Messrs. Wang, Harding, and Venkatesh in the Arbitration.

     On November 15, 2000, Source Tagging Institute (STI) filed a complaint against us with the Circuit Court for the City of Alexandria, Virginia, alleging breach of contract and seeking unspecified monetary damages. Also on November 15, 2000, Viador filed a complaint with the Circuit Court for Arlington County, Virginia, against STI and William C. Bender, a director of STI, seeking damages, return of property, and injunctive relief. STI and Viador entered into a contract for STI to provide certain services to Viador. We terminated the contract, and STI and Mr. Bender alleged that Viador had breached the contract by failing to provide sufficient support for STI to perform. We alleged conversion and other tortuous acts against Bender and STI. On October 23, 2001, Bender, STI and Viador executed a Settlement Agreement and General Release under which the parties agreed to dismiss with prejudice all complaints relating to this matter. No payments were made by either party.

Class Action Law Suit
---------------------

     On December 6, 2000, 101go filed a complaint against us with the Supreme Court of New York, County of Broome, in New York State, alleging breach of contract. On February 21, 2001, we responded to 101go's complaint and filed a counter-claim alleging breach of contract. On December 12, 2001, Viador and 101go entered into a Settlement Agreement and General Release was executed, under which we paid to 101go the sum of $17,500. Each company filed and served their respective Dismissals with Prejudice, and the matter was closed.

     On July 17, 2001 Surf Software filed a complaint against us with the Superior Court for the State of California, County of Santa Clara, alleging non-payment for services furnished and rendered. The parties executed a Settlement Agreement under which Viador made two payments totaling $21,160 to Surf Software. On November 27, 2001 Surf Software filed a Request for Dismissal with Prejudice and the matter was closed.

     On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs' Executive Committee in In re:
Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the securities of Viador, Inc. between October 25, 1999 and December 6, 2000, inclusive. This proceeding is at a very early stage and we are unable to speculate as to ultimate outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS


     Our common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "VIAD" from October 26, 1999 until it was delisted on October 31, 2001. Subsequent to October 31, 2001, our common stock has traded on the Nasdaq National Market Over-the-Counter Bulletin Board. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market and the Nasdaq Over-the-Counter Bulletin Board for our common stock for the periods indicated.

                                                       High            Low
                                                    ----------      ----------
Fiscal 2000:
    First Quarter..................................   $64.81          $25.75
    Second Quarter.................................   $49.00          $ 7.13
    Third Quarter..................................   $17.18          $ 8.50
    Fourth Quarter.................................   $ 8.87          $ 1.00

Fiscal 2001:
    First Quarter..................................   $ 1.88          $ 0.41
    Second Quarter.................................   $ 1.35          $ 0.34
    Third Quarter..................................   $ 0.43          $ 0.12
    Fourth Quarter.................................   $ 0.20          $ 0.06



     On April 9, 2002, the latest practicable trading day before the printing of this annual report, the closing price per share of our common stock was $0.27. As of April 9, 2002, there were 134 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that the number of beneficial stockholders of the shares of our common stock as of April 9, 2002 was approximately 5,000. Because the market price of our common stock is subject to fluctuation, the market value of the shares of our common stock may increase or decrease. We have never declared or paid any cash dividends on our common stock since our incorporation and anticipate that for the foreseeable future, we will continue to retain any earnings for use in our business.

     (a) Modification to Instruments Defining the Rights of Common
         Stockholders.

     None.

     (b) Material Limitations or Qualifications on Rights of Common Stockholders Resulting from the Issuance or Modification of Other Securities.

     On July 6, 2001 and on March 18, 2002, we issued convertible debt securities in private offerings. These issuances of convertible debt securities may materially affect the rights evidenced by the common stock since such debt securities would have priority over the common stock in the distribution of proceeds from any sale of our assets and any subsequent distribution.

     (c) Information Required by Item 701 of Regulation S-K.

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities, in connection with which we issued warrants and convertible promissory notes. We issued three notes to the individuals and in the amounts listed in the Schedule of Convertible Promissory Notes Issued under Exhibit 10.24 in the Index to Exhibits on page 47, and three warrants to the individuals and for the number of shares listed in the Schedule of Warrants Issued under Exhibit 10.25 in the Index to Exhibits on page 47.

     The securities were offered and issued to certain private investors, including Dick Warmington, who was then our chief executive officer, and is currently a member of the Board of Directors. The offering and issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving any public offering.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

     Until September 6, 2001, interest accrued on the outstanding principal amount at an annual stated rate of one percent plus the prime rate, compounded quarterly. After September 6, 2001, interest accrued at an annual stated rate of three percent plus the prime rate, compounded quarterly. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. The lenders also had the option, but only upon our mutual agreement, to convert the notes into equity securities we issued to any third party in any equity financing during the term of the note at a conversion price equal to the price per share at which the securities were sold to the third party. The notes were in no event convertible into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial shareholder or underwriter, would have exceeded 19.9% of our total issued and outstanding shares of voting stock as of the date of conversion. The lenders elected not to convert any of the notes and we repaid the full loan principal on the notes, in an aggregate amount of $500,000 along with accrued interest in the aggregate amount of $7,267 on September 16, 2001, September 24, 2001 and October 5, 2001.

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

     The warrants were issued to the individuals and in the amounts listed in the Schedule of Warrants Issued in Equity Financing under Exhibit 10.31 in the Index of Exhibits on page 47. The warrants each expire on February 12, 2006 and are exercisable at any time or from time to time, in whole or in part, after February 12, 2002 at a price of $0.27 per share.

     On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a commitment to provide us with additional financing of up to $2.0 million upon our request from Mr. Heungyeung Yeung, who currently holds certain of our securities. Mr. Yeung's commitment to provide $2.0 million in additional financing is subject to certain conditions relating to our ability to meet our obligations under the notes and warrants issued to Mr. Yeung, changes in our equity ownership, composition of our management team and any change in control.

     As consideration for the funds and the commitment to provide additional funds, we issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1 million and is convertible into 16,711,230 shares of our common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

     One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of our common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of our common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung's failure to provide additional funding is due to our failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

     Each time we receive additional funding from Mr. Yeung, we will issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date such note, plus (b) three percent (3%). Any such note will be convertible into either shares of our common stock or any equity

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)


securities we issue to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into our common stock, the note will be convertible into a number of shares of our common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

     None of the notes or warrants issued or issuable to Mr. Yeung in this offering is convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of our issued and outstanding voting stock.

     In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000.

     The offering and issuance were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA


     The tables that follow present portions of our financial statements and are not complete. You should read the following selected financial data in conjunction with our financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19. The statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001, and 2000 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this filing. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 are derived from audited financial statements that are not included in this filing. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. For further information about our historical results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19.

                                            Years Ended December 31,
                               -----------------------------------------------
                                  2001      2000      1999     1998      1997
                                  ----      ----      ----     ----      ----
                                    (In thousands except per share data)
Statement of Operations Data:
Revenues:
  License.....................  $  4,652  $ 18,687  $  7,320  $ 2,283  $   839
  Service.....................     4,445     7,538     2,831    1,542      743
                                --------  --------  --------  -------  -------
    Total revenue.............     9,097    26,225    10,151    3,825    1,582
                                --------  --------  --------  -------  -------
Cost of revenue:
  Amortization of capitalized
    software..................     3,453       925        --       --       --
  License and service cost of
    revenue...................     2,920     9,436     2,691    1,387      903
                                --------  --------  --------  -------  -------
      Total cost of revenue...     6,373    10,361     2,691    1,387      903
                                --------  --------  --------  -------  -------
      Gross profit............     2,724    15,864     7,460    2,438      679
                                --------  --------  --------  -------  -------
Operating expense:
  Sales and marketing.........    11,509    28,211    11,266    4,295    1,802
  Research and development....     4,679     8,256     5,931    2,481    1,351
  General and administrative..     5,240     6,853     2,940    1,365      936
  Amortization of goodwill....       169       427        --       --       --
  Restructuring expense.......       251       693        --       --       --
  Loss on lease termination...     2,824     1,270        --       --       --
  Impairment loss - goodwill..     1,536        --        --       --       --
  Impairment loss - equipment
    held for sale.............       850        --        --       --       --
  Amortization of stock-based
    Compensation..............      (121)    1,021     1,254      445       --
  Loss on sale of equipment...       190        --        --       --       --
                                --------  --------  --------  -------  -------
      Total operating expense.    27,127    46,731    21,391    8,586    4,089
                                --------  --------  --------  -------  -------
Operating loss................   (24,403)  (30,867)  (13,931)  (6,148)  (3,410)
Other income and expense, net.      (369)    1,535       624      (63)      62
                                --------  --------  --------  -------  -------
Net loss before income taxes
  and extraordinary item......   (24,772)  (29,332)  (13,307)  (6,211)  (3,348)
Extraordinary gain on
  extinguishment of debt......       377        --        --       --       --
Provision for income taxes           (65)       --        --       --       --
                                --------  --------  --------  -------  -------
Net loss......................  $(24,460) $(29,332) $(13,307) $(6,211) $(3,348)
                                ========  ========  ========  =======  =======

Basic and diluted net loss
  per share...................  $  (1.03) $  (1.67) $  (2.20) $ (1.82) $ (1.34)
                                ========  ========  ========  =======  =======

Weighted average shares used
  in computing basic and
  diluted net loss per share..    23,931    17,547     6,043    3,416    2,495
                                ========  ========  ========  =======  =======


                                                As of December 31
                                -----------------------------------------------
                                  2001      2000      1999     1998      1997
                                  ----      ----      ----     ----      ----
                                     (In thousands except per share data)
Balance Sheet Data:
  Cash, cash equivalents and
    restricted cash...........  $  1,043  $ 15,955  $ 44,720  $ 4,181  $ 1,029
Working capital (deficiency)..    (3,305)    6,447    41,755    2,771     (317)
Total assets..................     3,306    35,615    52,178    7,185    2,918
Total stockholders' equity
  (deficit)...................    (2,419)   17,165    43,458    3,371       90



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


Overview
--------

     We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E, use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web and works with a customer's existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency. We had net losses of approximately $24.5 million, $29.3 million, and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we had accumulated deficits of approximately $76.8 million and $52.3 million as of December 31, 2001 and 2000, respectively.

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

     We delivered significantly enhanced products in the fourth quarter of 2001 as follows: In October 2001, we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom user interfaces based on open standards and point-and-click design tools. In November 2001, we announced E-Portal 6.4 which complies with the Americans with Disabilities Act, based on World Wide Web Consortium, or W3C, standards for accessible compliance with the Web Accessibility Initiative, or WAI.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Recent Events
-------------

     Class Action Law Suit
     ---------------------

     On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs' Executive Committee in In re:
Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the our securities of between October 25, 1999 and December 6, 2000, inclusive. As of this date, we have not been served with legal process and are unable to speculate as to the ultimate outcome of this proceeding.

     NASDAQ Notice of Noncompliance and Delisting
     --------------------------------------------

     On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, shareholder approval and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 we were notified by Nasdaq that our securities would be delisted from the National Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

     Private Financing
     -----------------

     On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities and warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. On March 18, 2002, we received $1.0 million in financing through a private offering of convertible debt securities and warrants. For further information regarding these offerings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Changes in Securities and Use of Proceeds - Information Required by Item 701 of Regulation S-K."

     Management Changes
     ------------------

     On August 13, 2001, Stan Wang was appointed president of Viador. On September 21, 2001, Dick Warmington resigned as Viador's interim chief executive officer and Stan Wang was appointed chief executive officer. Dick Warmington continues to serve as a member of Viador's Board of Directors and its audit committee.

     On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing.

     On October 8, 2001, Nathan A. Cammack was appointed vice president of finance and administration and chief financial officer replacing Alice Pilch, who resigned on September 21, 2001.

     On October 8, 2001, Tek-min Gan joined us as senior director of United States sales. Mr. Tek-min Gan resigned his position with us effective January 28, 2002.

     Renegotiation with Creditors
     ----------------------------

     On December 11, 2001, we entered into a workout agreement with certain of our creditors representing approximately $1.9 million of our outstanding accounts payables which was completed in early February 2002. Under the workout agreement, these creditors agreed to release us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001. On February 8, 2002, we paid the creditors that were party to the workout agreement their respective agreed upon amounts aggregating approximately $0.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Restructuring
     -------------

     During the second half of 2000 and continuing through 2001, adverse economic conditions reduced demand for our software products in general and impaired our revenue growth. In addition, we believe concerns regarding our financial viability adversely impacted our revenue growth. In response to these conditions, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce, and aggressively cut other costs. After April 6, 2001, we also restructured our business to focus on three distribution models: e-government with systems integrators, partnerships with Original Equipment Manufacturers, or OEMs, and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a future layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our remaining workforce in the United States. At December 31, 2001, our workforce totaled 33 employees. It is possible that we will have further workforce and cost reductions in the future.

     During one of our 2001 restructurings, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.6 million) to the landlord.

     Effect of Economic Conditions
     -----------------------------

     In the first half of the year 2000, a significant portion of our customers were newly funded dot-coms and internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers had tended to be more conservative buyers and scaled down their budgets for capital expenditures. The economic environment of 2001 exacerbated this situation. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have decreased throughout the years 2001 and 2000. The tragic events of September 11, 2001 had pervasive negative effects across our markets and generally further slowed purchasing activity. These changes lengthened the sales cycle and reduced the overall demand for our product.

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

Results of Operations
---------------------

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated.



                                                    Years Ended December 31,
                                                -------------------------------
                                                   2001        2000      1999
                                                   ----        ----      ----
Revenue:
  License........................................   51.1%       71.3%     72.1%
  Service........................................   48.9        28.7      27.9
                                                  ------      ------    ------
    Total revenue................................  100.0       100.0     100.0
                                                  ------      ------    ------
Cost of revenue:
  Amortization of capitalized software...........   38.0        3.5        --
  License and service cost of revenue............   32.1       36.0        --
                                                  ------     ------    ------
    Total cost of revenue........................   70.1       39.5      26.5
                                                  ------     ------    ------
Gross profit.....................................   29.9       60.5      73.5
                                                  ------     ------    ------
Operating expenses:
  Sales and marketing............................  126.5      107.6     111.0
  Research and development.......................   51.4       31.5      58.3
  General and administrative.....................   57.6       26.1      29.0
  Amortization of goodwill.......................    1.9        1.6        --
  Restructuring expense..........................    2.8        2.6        --
  Loss on lease termination......................   31.0        4.8        --
  Impairment loss - goodwill.....................   16.9         --        --
  Impairment loss - equipment held for sale......    9.3         --        --
  Amortization of stock-based compensation.......   (1.3)       3.9      12.4
  Loss on sale of equipment......................    2.1         --        --
                                                  ------     ------    ------
    Total operating expenses.....................  298.2      178.1     210.7
                                                  ------     ------    ------
    Operating loss............................... (268.3)    (117.6)   (137.2)
                                                  ------     ------    ------
Other income (expense):
  Interest income................................    1.8        6.2       6.1
  Interest expense...............................   (0.1)      (0.2)       --
  Non-cash interest expense......................   (5.5)        --        --
  Other income and expense.......................   (0.3)      (0.2)       --
                                                  ------     ------    ------
    Other income (expense), net..................   (4.1)       5.8       6.1
                                                  ------     ------    ------
Net loss before income taxes and extraordinary
  item........................................... (272.3)    (111.8)   (131.1)
Extraordinary gain on extinguishment of debt.....    4.1         --        --
Provision for income taxes.......................   (0.7)        --        --
                                                  ------     ------    ------
    Net loss..................................... (268.9)%   (111.8)%  (131.1)%
                                                  ======     ======    ======



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenue
-------

     We follow the revenue recognition principles described in Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9.

     We license our products to end user customers, original equipment manufacturers, or OEM, and value added resellers, or VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. Vendor-specific objective evidence of fair value for consulting services is based on the price charged when those services are sold separately. We also have vendor-specific objective evidence of fair value of post-contract customer support based on the contractually specified annual renewal rate for such services. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. Revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred and recognized as the services are performed.

     Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement.
License revenue from OEM arrangements in which we earn a royalty based on a specified percentage of OEM sales to end users incorporating our software is recognized upon delivery to the end user. Service revenue consists of fees from professional services including integration of software, application development, training and software installation. We bill professional service fees on a time and materials basis. We recognize professional services fees as the services are performed. Customers typically purchase post-contract customer agreements annually, which are priced based on a fixed percentage of the product license fee. We recognize revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year.

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

     Total Revenue. Total revenue was approximately $9.1 million, $26.2 million
     -------------
and $10.1 million in 2001, 2000 and 1999, respectively, representing a decrease of $17.1 million, or 65%, from 2000 to 2001, and an increase of approximately $16.1 million, or 158%, from 1999 to 2000. For the year ended December 31, 2001, license revenues and service revenue accounted for 51% and 49% of total revenue, respectively, as compared to 71% and 29% of total revenue, respectively, for the year ended December 31, 2000 and 72% and 28% of total revenue, respectively, for the year ended December 31, 1999. The decrease in total revenue in 2001was primarily due to reductions in license revenue resulting from decreased demand for our products and secondarily, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower new customer license revenues caused both by the generally poor economic climate and our financial condition versus the continuing demand from existing customers for customization of their licensed portal products. The increase in revenue in absolute dollars from 1999 to 2000 was primarily due to increased license revenue as the availability of new software products attracted new customers, including 140 new customers during the year ended December 31, 2000.

     License Revenue. License revenue for the years ended December 31, 2001,
     ---------------
2000 and 1999 was $4.6 million, $18.7 million and $7.3 million, respectively, or 51%, 71% and 72% of total revenue, respectively. License revenue decreased $14.0 million, or 75%, from 2000 to 2001 due to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability. License revenue increased

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$11.4 million, or 155%, from 1999 to 2000 due to the introduction of Viador PortletsTM in the fourth quarter of 2000.

     Service Revenue. Service revenue for the years ended December 31, 2001,
     ---------------
2000 and 1999 was $4.4 million, $7.5 million and $2.8 million, respectively, or 49%, 29% and 28% of total revenue, respectively. Service revenue decreased $3.1 million, or 41%, from 2000 to 2001 due to a decrease in consulting services provided, although the percentage reduction was less dramatic than that for license revenues for the same periods. Service revenue increased by $4.7 million, or 166%, from 1999 to 2000. Increases in service revenue for both years were due to an increase in labor force in the service area, which permitted Viador to further expand its services.

     Channel Mix. We distribute our products directly through a direct sales
     -----------
force. We distribute our products indirectly through OEMs, VARs and systems integrators. Indirect channel revenues for the years ended December 31, 2001, 2000 and 1999 were approximately 40%, 35% and 5.4% of total revenue, respectively. Indirect channel revenues increased both as a percentage of total revenues and in absolute dollars from each corresponding previous year primarily because of the expanded use of channel partners and their customer base. This percentage increase was, in part, the result of the decrease in our direct sales force. Our financial condition continues to negatively affect our success in direct selling efforts. In general, the distribution of revenues among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEMs and VARs, the timing of direct sales to large customer accounts and customer buying patterns.

     Geographic Mix. International revenue (sales outside of the United States)
     --------------
for years ended December 31, 2001, 2000 and 1999 were 19%, 14% and 6% of total revenue, respectively. International revenue increased in absolute dollars and as a percentage of total revenue from the similar period in the prior year because of increased distribution channels and customer base in international markets. The increase is also attributable to the fact that a majority of international revenues are generated through substantial distribution partners in non-US markets, giving less profile to our current financial condition. During 2001, our European direct sales organization has been dramatically reduced. We plan to continue to invest in international markets by partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.

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

     Total cost of revenue for the years ended December 31, 2001, 2000 and 1999 was $6.4 million, $10.4 million and $2.7 million, or 70%, 40% and 27% of total revenue, respectively. Total cost of revenue decreased by $4.0 million, or 38%, from 2000 to 2001 and increased by $7.7 million, or 285%, from 1999 to 2000. The decrease on a dollar basis from 2000 to 2001 was a result of the substantial decline in total revenues for the year ended December 31, 2001. The increase on a dollar basis from 1999 to 2000 is primarily due to amortization of capitalized software costs of $923,000 and increased service costs related to consulting fees and payroll expenses. Total cost of revenue increased to 70% of total revenue in 2001 from 40% in 2000 and 27% in 1999. The increase in cost of revenue as a percentage of total revenue for the year ended December 31, 2001 resulted primarily from a significant acceleration in software amortization in the amount of approximately $3.5 million. Amortization of capitalized software costs was accelerated as projection of any future revenues from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability.

     Gross margins for the years ended December 31, 2001, 2000 and 1999 were 30%, 60% and 73% of total revenue, respectively. The decrease in gross margin from 2000 to 2001 is primarily due to a reduced proportion of license revenues, which historically have generated for us higher margins than service revenues (contributing approximately 9% to the decline), a significant charge of $3.5 million caused by the acceleration of the amortization

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of capitalized software development costs. The decrease in gross margin from 1999 to 2000 is primarily due to amortization of capitalized software costs of approximately $0.9 million and increased service costs related to consulting fees and payroll expenses.

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

     Our total operating expenses for the years ended December 31, 2001, 2000 and 1999 were $27.1 million, $46.7 million and $21.4 million, or 298%, 178% and 211% of total revenues, respectively. Operating expenses decreased from 2000 to 2001 resulted from our efforts to streamline our operations and reduce our expenditure levels associated with the restructuring that we announced and implemented in the second half of 2000 and the first quarter of 2001. Operating expenses increased in absolute dollars from 1999 to 2000 as we increased sales and marketing activities, developed new distribution channels, funded greater levels of research and development, broadened professional services and support, and improved operational and financial systems.

     On January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we announced that we are restructuring our business to focus on three distribution models: e-government with systems integrators, OEM partnerships and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the 151 positions remaining after the earlier reduction, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we reduced our workforce further by approximately 10 positions or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our then remaining workforce in the United States. At December 31, 2001, our workforce totaled 33 employees. It is possible that we will have further cost and workforce reductions in the future.

     Sales and Marketing
     -------------------

     Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the years ended December 31, 2001, 2000 and 1999 were $11.5 million, $28.2 million and $11.3 million, or 127%, 108% and 111% of total revenue, respectively. Sales and marketing expenses decreased in absolute dollars from 2000 to 2001 due to reduced salaries and related expenses resulting from decreased staffing associated with announced restructurings in January, April, June and September 2001. Sales and marketing expenses increased in absolute dollars from 1999 to 2000 primarily due to increased staffing, tradeshow events and investment in international costs. In addition, costs of $3.2 million were charged to bad debt reserve for the fiscal year ending December 31, 2000. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures we have implemented.

     Research and Development
     ------------------------

     Research and development expenses consist of operating expenses associated with software development. Research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $4.7 million,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$8.3 million, and $5.9 million, respectively, or 51%, 31%, and 58% total revenue, respectively. In 2001, we did not capitalize any software development costs. Had we not capitalized any software development costs for the year ended December 31, 2000, research and development expense would have been 41% of total revenue. Research and development expense decreased by 43% from 2000 to 2001. The decrease in research and development expenses was principally due to our reduced use of outside contractors and reduced salary-related expenses from our restructuring. Research and development expenses increased 32% without software capitalization in 2000 as compared to the year ended December 31, 1999. The increase in research and development expenses in fiscal 2000 compared to 1999 was due to planned increases in research and development headcount plus increased spending for external consultants. Early in fiscal 2000, we began enhancing our E-Portal Suite software, which was already a working product. Accordingly, we had attained technological feasibility, as defined in the accounting standards. We capitalized approximately $3.4 million additional development costs related to enhancing this product in fiscal 2000. In the three months ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from software sales was deemed to be uncertain for purposes of evaluating recoverability. The amount fully amortized and charged to cost of revenue in 2001 was $3.5 million and $0.9 million in 2000.

     General and Administrative
     --------------------------

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the years ended December 31, 2001, 2000 and 1999 were $5.2 million, $6.9 million and $2.9 million, or 58%, 26% and 29% of total revenue, respectively. General and administrative expense decreased in absolute dollars from 2000 to 2001 primarily due to decreased staffing associated with the announced restructurings in January, April, June and September 2001. General and administrative expense increased in absolute dollars from 1999 to 2000, primarily due to increased staffing, rent, management fees and professional legal services reflecting increased business activity and support requirements. We believe that general and administrative expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures we have implemented.

     Amortization of Stock-based Compensation
     ----------------------------------------

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the years ended December 31, 2001, 2000 and 1999 was approximately ($0.1 million), $1.0 million and $1.2 million, or (1)%, 4% and 12% of total revenue, respectively. A credit of $(0.1 million) to the statement of operations for the year ended December 31, 2001 is due to a reversal of previously recorded deferred compensation expense related to forfeitures that occurred during 2001. Since we had previously amortized deferred compensation on an accelerated method as allowed under Financial Accounting Standard Board Interpretation No. 28, a credit was recorded in the June 2001 quarter for future periods as determined by comparing the expense as recorded to the amounts earned based on actual vesting.

     Amortization of Goodwill
     ------------------------

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which is five years. Amortization of goodwill for the years ended December 31, 2001 and 2000 was approximately $0.2 million and $0.4 million, respectively, or 2% each of total revenue. There was no amortization of goodwill in fiscal 1999. At December 31, 2000, we performed an impairment evaluation of goodwill. The evaluation was based on current year activities and project cash flows as compared to the carrying value of goodwill. Our evaluation indicated that the December 31, 2000 balance of $1.7 million was recoverable. At June 30, 2001, we performed a further evaluation of goodwill to determine whether it was recoverable. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. This impairment evaluation indicated that the $1.5 million of goodwill remaining unamortized was deemed impaired as actual revenues for the acquired company were below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the entire remaining unamortized balance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Restructuring Expense, Impairment Loss and Loss on Lease Termination
     --------------------------------------------------------------------

     In December 2000, we implemented a Board-approved restructuring program to streamline our business and to reduce costs, which resulted in a restructuring charge of approximately $0.7 million. This restructuring charge included approximately $0.2 million for severance charges associated with the reduction in workforce (87 positions or 36% of our the work force) and approximately $0.5 million related to estimated losses resulting from obligations to pay rent on pre-existing space that was vacant at that time. In connection with the restructuring, we also recorded charges totaling approximately $1.3 million for write-downs of leasehold improvements and other assets. These assets were specifically identified in the restructuring program. In April and June 2001, we implemented another restructuring program designed to further streamline our business and reduce costs. These restructuring programs resulted in an additional restructuring expense of approximately $0.2 million for severance charges associated with reductions in our United States workforce (55 positions in April and approximately 10 positions later in the year). As of December 31, 2001, $23,000 of restructuring expense remains accrued and is expected to be paid by the end of the second quarter of fiscal 2002.

     In June 2001, we terminated our corporate lease with Alza Corporation, which was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.8 million) to the landlord.

     In June 2001, management decided to sell certain equipment. In connection with this decision, we recognized a loss on equipment held for sale of approximately $0.9 million for the year ended December 31, 2001.

Operating Loss
--------------

     For the years ended December 31, 2001, 2000 and 1999, operating loss was $24.4 million, $30.9 million and $13.9 million, or 268%, 118% and 137% of total revenue, respectively.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments and to establish an administrative organization. As a result, we have incurred recurring net losses in each year since inception and, as of December 31, 2001, had an accumulated deficit of approximately $76.8 million.

     Although our restructuring is expected to significantly reduce our operating costs, our limited operating history makes it difficult for us to predict future operating results with certainty and, accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Other Income and Expense, Net
-----------------------------

     Other income and expense, net, for the years ended December 31, 2001, 2000, and 1999 was approximately $(0.4) million, $1.5 million and $0.6 million or (4)%, 6% and 6% of revenue, respectively. The decrease between 2001 and 2000 was primarily due to a reduction in interest-bearing cash and investment balances.

     On July 6, 2001, we raised $0.5 million in cash through a private offering of convertible debt securities and warrants to purchase 1,250,000 shares of common stock at a price of $0.40 per share. We issued three notes to the individual investors. The notes payable bore interest at the stated rate of prime plus 1% until September 6, 2001. After September 6, 2001, the notes bore interest at a rate of 3% plus the prime rate, compounded quarterly. For accounting purposes, approximately $0.2 million was allocated to the warrants and $0.2 million was initially recorded as notes payable with a face value of $0.5 million. The amount allocated to the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 90%. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on the Nasdaq National Market tier of the Nasdaq Stock Market during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. We recorded the beneficial conversion feature of approximately $0.3 million (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the face value of the notes payable of $0.5 million over the term of the debt resulting in a non-cash interest charge of $0.5 million during the third quarter of fiscal year 2001.

Extraordinary gain on extinguishment of debt
--------------------------------------------

     We recorded an extraordinary gain on extinguishment of liability in the Consolidated Statement of Operations for the year ended December 31, 2001 to reflect settlement of an outstanding debt of approximately $0.3 million with a payment of $0.1 million. Separately, in December 2001 we derecognized a payable in the amount of approximately $0.2 million. We had carried this disputed payable to a vendor for approximately two years and we had not been successful in our attempts to contact the company. We believe that this vendor is no longer in business and are not aware of any successors-in-interest to the obligation. The approximate $0.2 million gain is also recorded in extraordinary gain on extinguishment of debt in the Consolidated Statement of Operations for the year ended December 31, 2001. The gain was not adjusted for tax considerations due to our net operating loss and tax credit carryforwards.

Provisions of Income Taxes
--------------------------

     We recorded an income tax provision of $65,000 for the year ended December 31, 2001 in connection with foreign taxes. We did not record an income tax provision for the years ended December 31, 2000 and 1999. The net deferred tax assets as of December 31, 2001, were $0, net of a valuation allowance of $28 million, of which $27 million relates to net operating loss and tax credit carryforwards. The net deferred tax assets as of December 31, 2000 were $0, net of a valuation allowance of $20.4 million, of which $18.5 million relates to net operating loss and tax credit carryforwards. Realization of Viador's net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards.

Net Loss
--------

     For the years ended December 31, 2001, 2000 and 1999, we recorded a net loss of approximately $24.5 million, $29.3 million and $13.3 million, or 269%, 112% and 131% of total revenue, respectively.

Recent Accounting Pronouncements
--------------------------------

     In June 2001, the FASB issued SFAS 141 "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria-the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 did not have a material effect on our consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

after December 15, 2001. Certain provisions of SFAS 142 are applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. We do not believe the adoption of SFAS 142 will have a material effect on our consolidated financial position or results of operations.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. We do not believe the adoption of these Statements will have a material effect on our consolidated financial position or results of operations.

Critical Accounting Policies
----------------------------

     Our critical accounting policies are as follows:

     o revenue recognition;

     o estimating allowance for doubtful accounts;

     o assessing outcome of litigation;

     o impairment of long-lived and intangible assets and goodwill;

     Revenue Recognition
     -------------------

     We license our software products to end user customers, OEMs and VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. We have vendor-specific objective evidence for consulting services is established by the price we charge when we sell those services separately. We also have vendor-specific objective evidence of fair value of post-contract customer support based on contractually stipulated annual renewal rates for such services. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. Our sales transactions are often concentrated in a relatively few customers. Failure to recognize revenue correctly could lead to material misstatement of our financial performance, thus exposing our credibility and market valuation.

     Estimating Allowance for Doubtful Accounts
     ------------------------------------------

     We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for potential credit losses, and these allowances are based on estimates by management. If the estimates of credit risk are understated, we could be exposed to significant amounts of bad debts in excess of our provisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Assessing Outcome of Litigation
     -------------------------------

     Management's current estimated liability related to certain pending litigation is based on claims for which our management believes it is probable a liability has been incurred and can estimate the amount or range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome and therefore, no liability has been accrued. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

     Impairment of Long-lived and Intangible Assets and Goodwill
     -----------------------------------------------------------

     We evaluate its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or estimated fair value less costs to sell. A number of factors can trigger an impairment review, such as significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The effect of such valuation adjustments can significantly effect our financial performance and market valuation. If we fail to identify assets that have been impaired, we may fail to record an impairment or we may fail to record and impairment in the proper period. If we fail to accurately estimate fair value, any impairment loss that we record may not be accurate.

Liquidity and Capital Resources
-------------------------------

     From our inception, we have financed our operations primarily through private equity placements and an initial public offering of common stock. The total amount of equity raised through a series of private financing rounds prior to our initial public offering and our October 1999 initial public offering from our inception through December 31, 2001 was approximately $63.8 million. In July 2001, we raised additional financing totaling $0.5 million through a private offering of convertible debt securities and warrants, and in August 2001, we raised additional financing totaling $4.0 million through a private offering of common stock and warrants. As of December 31, 2001, we had an accumulated deficit of approximately $76.8 million and cash and cash equivalents of approximately $0.5 million. For the years ended December 31, 2001, 2000 and 1999, we had net losses of approximately $24.5 million, $29.3 million and $13.3 million, respectively. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue operations during the year 2002.

     On July 6, 2001, we received from three lenders a $0.5 million loan at a stated interest rate of prime plus 1%, payable on or before September 6, 2001. In connection with the loan, we issued warrants to purchase a total of 1,250,000 shares of common stock. The warrants are each immediately exercisable at a price of $0.40 per share. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. The lenders elected not to convert and the full loan principal of $0.5 million and accrued interest of approximately $7,000 was repaid to the three lenders on September 16, 2001, September 24, 2001 and October 5, 2001.

     On August 13, 2001, we received from three investors $4.0 million in exchange for 14,814,814 shares of common stock. In connection with this investment, we issued warrants to purchase a total of 2,962,962 shares of common stock; the warrants are generally exercisable after February 12, 2002 at a price of $0.27 per share. We incurred a commission related to the transaction to a third-party finder in the amount of $240,000.

     On December 11, 2001, we circulated a workout agreement with certain of our creditors representing approximately $1.9 million of our outstanding accounts payable. In February 2002, these creditors released us from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001. On February 8, 2002, we paid the creditors that were party to the workout agreement their respective agreed upon amounts aggregating approximately $0.5 million, which will result in an extraordinary gain of $1.4 million which will be reflected in our first quarter of 2002 financial results. As of December 31, 2001, we set aside $0.5 million in restricted cash for the purpose of settling the $1.9 million in accounts payable.

     On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional financing of up to $2.0 million upon request from Mr. Heungyeung Yeung, who currently holds certain of our equity securities. Mr. Yeung's commitment to provide $2.0 million in additional financing is subject to certain conditions relating to our ability to meet our obligations under the notes and warrants issued to Mr. Yeung, changes in our equity ownership, composition of our management team and any change in control.

     As consideration for the funds and the commitment to provide additional funds, we issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of our common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

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

     As of December 31, 2001, our principal source of liquidity was $0.5 million in cash and cash equivalents representing a $15.5 million decrease from the December 31, 2000 balance of $16.0 million. Net cash used in operating activities for 2001 was approximately $12.5 million. The net use of cash for the year ended December 31, 2001 resulted primarily from our net loss of $24.5 million and a $3.6 million decrease in accounts payable, accrued expenses, accrued vacation and accrued bonus and a $2.0 million decrease in deferred revenue, which were partially offset by a $5.9 million decrease in accounts receivable, non-cash charges of $2.8 million in loss on lease termination, $2.4 million in impairment losses and $0.9 million in depreciation and amortization. Net cash used in investing activities for the year ended December 31, 2001 was approximately $0.2 million. Net cash used in financing activities for the year ended December 31, 2001 was approximately $2.7 million and resulted primarily from the $5.0 million repayment of a bank line of credit and a $1.0 million note payable from a business acquisition offset by proceeds from the sale of equity instruments of $3.8 million.

     In 2000, cash used in operating activities of approximately $23.3 million was primarily attributable to a net loss for the year of $29.3 million, and also due to the changes in operating assets and liabilities. Cash used in investing activities was $11.9 million, related primarily to capital expenditures, capitalizable software development costs, a security deposit and cash paid in a business acquisition. Our capital expenditures primarily consisted of purchases of computer hardware, software and leasehold improvement expenditures related to our corporate facility. Cash provided by financing activities of $6.4 million for 2000 was primarily attributable to $5.0 million in borrowing under a line of credit.

     During the year 1999 cash used in operating activities of $10.1 million was primarily attributable to a net loss for the year of $13.3 million, partially reduced by non-cash charges from amortization and depreciation. Cash used in investing activities of $1.5 million 1999 related to capital expenditures. The capital expenditures primarily consisted of purchases of computer hardware and software as well as furniture and fixtures related to additional leased facilities. Cash provided by financing activities of $52.1 million for 1999 were primarily attributable to net proceeds from our initial public offering October 1999.

     Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors That May Affect Future Results" beginning on page 32. Factors such as the ability to expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2001 acknowledges that we have incurred losses in each of the last three fiscal years. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.


                    RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
                    -------------------------------------------

                           Risks Related to Viador
                           -----------------------

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

Auditor's opinion expresses doubt about our ability to continue as a "going
---------------------------------------------------------------------------
concern."
-------

     The Independent Auditor's Report issued in connection with the audited financial statements of the Company for our fiscal years ended December 31, 2001 and 2000, expresses substantial doubt about the Company's ability to continue as a going concern, due to the lack of sufficient source of revenue and our dependence on our ability to raise capital from stockholders or other sources to sustain operations. See "Financial Statements-Independent Auditor's Report."

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

We may not be able to continue operating if we cannot raise additional
----------------------------------------------------------------------
financing.
---------

     Our independent certified public accountants have included an explanatory paragraph in their audit report for the years ended December 31, 2001 and 2000 with respect to our financial statements raising a substantial doubt with respect to our ability to continue as a going concern. Any significant increase in planned capital expenditures or other costs or any decrease in or elimination of anticipated sources of revenue could cause us to restrict our business and product development efforts or to continue to deplete our available cash. We are attempting to find additional funding to finance our operations. Additional funding alternatives may not be available to us within the necessary timeframe, on favorable terms or at all. If we do not realize significant additional revenue or raise additional debt or equity financing, we may be unable to execute our business development efforts, and we may be unable to continue as a going concern or we may have to sell assets. The factors leading to and the existence of the explanatory paragraph in the audit report will have a material adverse effect on our ability to obtain additional financing.

Failure to raise additional capital will have a material adverse effect on our
------------------------------------------------------------------------------
ability to operate as a going concern.
-------------------------------------

     We may require additional financing to fund the continuation and growth of our operations, which involves funding for our working capital requirements. We may have insufficient capital to fund our operations through the next 12 months. We are actively seeking financing our current capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations has made it difficult to raise additional capital. If we do not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment and capitalized software development costs may not be recovered.

     Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 30.

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

     Our services consist of maintenance, support, consulting and training. Service revenue represented 49%, 29% and 28% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. We anticipate that service revenue will fluctuate as a percentage of total revenue. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

Continuing uncertainty of the U.S. economy, which has spread to Europe and
--------------------------------------------------------------------------
Asia, may have serious implications for the growth and stability of our
-----------------------------------------------------------------------
business and may negatively affect our stock price.
--------------------------------------------------

     The revenue growth and profitability of our business depends significantly on the overall demand for software products, particularly in the product segments in which we compete. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This weakening has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that these events may cause some businesses to eliminate or further curtail spending on technology related to our products.

We have a history of losses and may not be able to achieve profitability on an
------------------------------------------------------------------------------
annual basis in the future.
--------------------------

     Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period. As of December 31, 2001, we had an accumulated net deficit of approximately $76.8 million. Revenue from our software and related services may not be sufficient to make us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We were unable to maintain our listing on The Nasdaq National Market tier of
----------------------------------------------------------------------------
the Nasdaq Stock Market.
-----------------------

      On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and shareholders' equity, market capitalization, total assets, total revenues, and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 we were notified by Nasdaq that our securities would be delisted from the Nasdaq National Stock Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

     The delisting of our stock has had a material negative impact on the trading market and price of our stock and has subjected us to certain state regulatory requirements. Low-priced stocks are subject to additional risks, including and the potential loss of effective trading markets.

There may be no active trading market in our common stock.
---------------------------------------------------------

     Presently, our common stock is eligible to be traded on the Over-the-Counter Bulletin Board. Effective with the open of business on October 31, 2001, our common stock was delisted from The Nasdaq National Market. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our common stock is not sustained, you may not be able to sell your common stock when you need to do so, or at a price acceptable to you, or even at all.

The trading price for our common stock has fallen substantially and this could
------------------------------------------------------------------------------
affect our ability to raise capital and your ability to resell your shares at
-----------------------------------------------------------------------------
or above the price you paid to purchase such shares.
---------------------------------------------------

     The stock market, in general, and the trading prices of shares in public technology companies, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o investor perception of us and Internet-related businesses in general;

     o general economic conditions both in the United States and in foreign countries;

     o our results in operations;

     o adverse business developments;

     o changes in financial estimates by securities analysts; and

     o announcements by our competitors of new products and services.

     As a result of these factors, and due to the risks related to the absence of an active trading market for our common stock (which are described above) we cannot assure you that the trading price of our common stock will not continue to drop or stay at its currently low price. The significant decreases in the trading price of our common stock and the currently low trading price that we are experiencing is likely to affect our visibility and credibility in our market and will likely limit our ability to raise capital in the future. Additionally, as a result of our low stock trading price and our delisting for Nasdaq, you may not be able to resell your shares of common stock when you need to or at prices higher than what you paid to purchase such shares.

If our stock price is volatile, we may become subject to securities litigation
------------------------------------------------------------------------------
which is expensive and could result in a diversion of resources.
---------------------------------------------------------------

     Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention that could cause our business to be harmed.

Future sales of our common stock may negatively affect our stock price.
----------------------------------------------------------------------

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We may be unable to maintain or grow our international operations, which could
------------------------------------------------------------------------------
slow or undermine our overall growth.
------------------------------------

     During 2001, 2000 and 1999, we derived 19%, 14% and 6%, respectively, of our total revenue from sales outside the United States. During the past three years, we have derived our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to expand our international operations and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

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

If we do not manage the recent reduction in our workforce, it could have a
--------------------------------------------------------------------------
material adverse effect on our business.
---------------------------------------

     On January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce in the United States, and aggressively cut costs. On April 6, 2001, we further reduced our workforce by 55 people, or 37% of our workforce. On June 29, 2001, we announced another workforce reduction of approximately 10 people or 14% of the workforce to further reduce costs. On September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our workforce in the United States. At December 31, 2001, our workforce totaled 33 employees. It is possible that we will have further workforce and cost reductions in the future.

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

We have appointed a new president and chief financial officer, and the
----------------------------------------------------------------------
integration of these officers may interfere with our operations.
---------------------------------------------------------------

     On August 13, 2001, we announced the appointment of Stan X. Wang as president of our company. In October 2001, we announced the appointment of Nathan A. Cammack as our new chief financial officer. The transitions of Messrs. Wang and Cammack have resulted and will continue to result in disruption to our ongoing operations, and these transitions may materially harm the way that the market perceives our company and the price of our common stock.

Loss of either of our executive officers could harm our business.
----------------------------------------------------------------

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Messrs. Wang and Cammack. The loss of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the services of Messrs. Wang and/or Cammack could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

If we do not successfully recruit and retain skilled personnel for permanent
----------------------------------------------------------------------------
management positions, we may not be able to effectively implement our business
------------------------------------------------------------------------------
objectives.
----------

     We have experienced significant personnel changes at the senior management level. During 2001, Dick Warmington resigned as interim president and chief executive officer and Alice Pilch resigned as chief financial officer. We appointed Stan X. Wang president in September 2001 and Nathan A. Cammack chief financial officer in October 2001. On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing. We cannot predict how these changes in management will affect our business. However, if we fail to recruit and retain qualified individuals to permanently serve in these senior management positions, our business, financial condition and results of operations will be seriously harmed.

We may not be able to recruit and retain personnel, which would impair our
--------------------------------------------------------------------------
growth.
------

     We are highly dependent on certain members of our management and engineering staff, including, without limitation, our chief executive officer, our chief technology officer, our senior vice president of worldwide sales and marketing, and our chief financial officer. The loss of one or more of these officers might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. Our ability to attract and retain skilled and experienced personnel may be adversely impacted by limitations on our ability to issue stock options due to the delisting of our common stock from the Nasdaq National Market System. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Class action litigation due to stock price volatility could lead to substantial
-------------------------------------------------------------------------------
costs and divert our management's attention and resources.
---------------------------------------------------------

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we have been the target of securities litigation, such as the class action law suit filed against us by The Plaintiffs' Executive Committee. Securities litigation could result in substantial costs and could divert our management's attention and resources. For further information regarding the law suit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Class Action Law Suit" on page 41.

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

Reliance on Continuous Power Supply
-----------------------------------

     California has recently experienced an energy crisis that could disrupt our operations and increase our expenses of our California facilities. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At December 31, 2001, we held no interest-bearing investments. At December 31, 2000 and 1999, our cash investments were all short-term and had an average interest rate ranging from 6.56% to 6.73%. The fair value of our cash investments approximated the book value as of December 31, 2001 and 2000 of $0.5 million and $16.0 million, respectively.

Impact of Foreign Currency Rate Change
--------------------------------------
     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three-year period ended December 31, 2001.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data of Viador Inc. required by this item are set forth on the pages indicated for Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                  PART III

     The Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Annual Report on Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant" and the information with respect to certain related transactions, which is included in "Item 13. Certain Relationships and Related Transactions."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Financial Statements.
             --------------------

                                                                          Page
                                                                          ----
        Independent Auditors' Report.....................................  F-2
        Consolidated Balance Sheets as of December 31, 2001 and 2000.....  F-3
        Consolidated Statements of Operations for the years ended
          December 31, 2001, 2000 and 1999...............................  F-4
        Consolidated Statements of Stockholders' Equity (Deficit) and
          Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999.......................................................  F-5
        Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999...............................  F-7
        Notes to Consolidated Financial Statements.......................  F-8




     2. Financial Statement Schedule.
        ----------------------------

     The following Financial Statement Schedule of the Registrant is filed as part of this Report.


     Schedule II-Valuation and Qualifying Accounts.......................  S-1


     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated
        --------
by reference into, this Report:


Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------
  ****3.1    Form of Amended and Restated Certificate of Incorporation
  ****3.2    Form of Amended and Restated Bylaws
     *4.1    Reference is made to Exhibit 3.1
     *4.2    Reference is made to Exhibit 3.2
     *4.3    Specimen Common Stock certificate



Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------

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
****10.20    Employment Agreement by and between Mr. Johnathan Harding and the
             Registrant dated October 5, 2000




Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------

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

               Schedule of Warrants Issued:
                 (a) Warrant for $750,000 issued to Mr. Zhihan Wang;
                 (b) Warrant for $250,000 issued to Mr. Dick Warmington;
                 (c) Warrant for $250,000 issued to Mr. Kin Lui.
   ^10.26 Convertible Promissory Note issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Mssrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
   ^10.27 Warrant issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
   ^10.28 Sublease Agreement by and between the Registrant and Techspan, Inc., dated July 2, 2001.
   ^10.29    Severance Agreement by and between the Registrant and Jonathan
             Harding, dated May 8, 2001.
   ^10.30    Stock Purchase Agreement by and among Registrant and Messrs.
             Heungyeung Yeung, Zhihan Wang, and Magison Investment Ltd., dated
             August 13, 2001.
   ^10.31 Form of Warrant issued in connection with Stock Purchase Agreement by and among Registrant, and Messrs. Heungyeung Yeung, Zhihan
             Wang, and Magison Investment Ltd., dated August 12, 2001.

               Schedule of Issued Warrants in Equity Financing:
                 a. Warrant to Mr. Heungyeung Yeung
                 b. Warrant to Mr. Zhihan Wang
                 c. Warrant to Magison Investment Ltd.
   ^10.32 Employment Agreement by and between the Registrant and Alice Pilch dated June 25, 2001.
    10.33    Convertible Note and Warrant Purchase Agreement by and between the
             Registrant and Heungyeung Yeung dated March 18, 2002.





Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------

    10.34    Form of Convertible Promissory Note Issued to Mr. Yeung in
             connection with Convertible Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung dated March 18, 2002.
    10.35    Form of Convertible Promissory Note issuable to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase
             Agreement by and between the Registrant and Mr. Yeung, dated March
             18, 2002.
    10.36    Form of Warrant issued to Mr. Yeung in connection with Convertible
             Promissory Note and Warrant Purchase Agreement by and between the
             Registrant and Mr. Yeung, dated March 18, 2002.
    10.37    Form of Warrant issued to Mr. Yeung in connection with Convertible
             Promissory Note and Warrant Purchase Agreement by and between the
             Registrant and Mr. Yeung, dated March 18, 2002.
    10.38    Workout Agreement by and between Registrant and certain of its creditors as listed therein, dated December 11, 2001.
     23.1    Independent Auditors' Report and Consent.
     24.1    Power of Attorney (included on page 49).
   _______________________

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

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 14, 2000.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated April 2, 2001.

^ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 20, 2001.


     (b) Reports on Form 8-K.
         -------------------

     The Registrant filed a report on Form 8-K on October 10, 2001 announcing the appointment of Stan X. Wang as President and Chief Executive Officer and Nathan A. Cammack as Chief Financial Officer and the resignations of Dick Warmington as Chief Executive Officer and Alice Pilch as Chief Financial Officer.

     (c) See the Exhibit Index of this Annual Report on Form 10-K.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2002.

                                                            VIADOR INC.

                                                   By:  /s/  STAN X. WANG
                                                      -------------------------
                                                            Stan X. Wang
                                                            President and
                                                       Chief Executive Officer


                              POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stan X. Wang and Nathan A. Cammack jointly and severally, as such person's attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on April 15, 2002 on behalf of the Registrant and in the capacities indicated:


       Signature                    Title                           Date
       ---------                    -----                           ----
    /s/ STAN X. WANG         Chairman of the Board, President    April 15, 2002
---------------------------- and Chief Executive Officer
        Stan X. Wang         (Principal Executive Officer)

   /s/ NATHAN A. CAMMACK     Chief Financial Officer (Principal  April 15, 2002
---------------------------- Financial Officer and Principal
     Nathan A. Cammack       Accounting Officer)

     /s/ TEDDY KIANG         Director                            April 15, 2002
----------------------------
        Teddy Kiang

     /s/ ZHIHAN WANG         Director                            April 15, 2002
----------------------------
       Zhihan Wang

   /s/ DICK WARMINGTON       Director                            April 15, 2002
----------------------------
     Dick Warmington

    /s/ HEUNGYEUNG YEUNG     Director                            April 15, 2002
----------------------------
      Heungyeung Yeung



                                 VIADOR INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report............................................... F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000............... F-3

Consolidated Statements of Operations for the years ended December 31,
  2001, 2000 and 1999...................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) and
  Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999.. F-5

Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999...................................................... F-7

Notes to Consolidated Financial Statements................................. F-8



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of Viador Inc.:

     We have audited the accompanying consolidated balance sheets of Viador Inc. and subsidiary (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viador Inc. and subsidiary, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ KPMG LLP


Mountain View, California
March 27, 2002

                                 VIADOR INC.

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                             ----       ----
ASSETS
Current assets:
  Cash and cash equivalents................................ $    518  $ 15,955
  Restricted cash..........................................      525        --
  Accounts receivable, net of allowance of $380 and
    $2,033 in 2001 and 2000, respectively..................    1,195     7,072
  Other current assets.....................................      182     1,870
                                                            --------  --------
     Total current assets..................................    2,420    24,897

Property and equipment, net................................      726     4,357
Capitalized software development cost, net.................       --     2,453
Goodwill and other intangibles, net........................       --     1,705
Other assets...............................................      160     2,203
                                                            --------  --------
     Total assets.......................................... $  3,306  $ 35,615
                                                            ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable............................................ $     --  $  6,000
  Accounts payable.........................................    2,273     1,376
  Accrued expenses.........................................      582     3,640
  Accrued vacation.........................................      158     1,052
  Accrued bonus............................................       84     1,035
  Accrued restructuring expenses...........................       23       693
  Deferred revenue.........................................    2,605     4,654
                                                            --------  --------
    Total current liabilities..............................    5,725    18,450
                                                            --------  --------

Commitments and contingency (Note 12)

Stockholders' equity (deficit):

  Convertible preferred stock, $0.001 par value; -
    10,000,000 shares authorized as of December 31, 2001
    and 2000. None issued and outstanding as of
    December 31, 2001 and 2000.............................       --        --
  Common Stock, $0.001 par value; 100,000,000 shares
    authorized as of December 31, 2001 and 2000; 33,147,212
    and 18,199,139 shares issued and outstanding as of
    December 31, 2001 and 2000, respectively...............       34        19
  Additional paid-in capital...............................   74,809    71,431
  Deferred stock-based charges.............................     (452)   (1,759)
  Treasury stock...........................................      (34)      (34)
  Notes receivable from stockholders.......................       --      (123)
  Accumulated deficit......................................  (76,776)  (52,316)
  Accumulated other comprehensive loss.....................       --       (53)
                                                            --------  --------
    Total stockholders' equity (deficit)...................   (2,419)   17,165
                                                            --------  --------
    Total liabilities and stockholders' equity (deficit)... $  3,306  $ 35,615
                                                            ========  ========

         See accompanying notes to consolidated financial statements.

                                 VIADOR INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)



                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Revenue:
  License.......................................... $  4,652 $ 18,687 $  7,320
  Service..........................................    4,445    7,538    2,831
                                                    -------- -------- --------
    Total revenue..................................    9,097   26,225   10,151
                                                    -------- -------- --------
Cost of revenue:
  Amortization of capitalized software.............    3,453      925       --
  License and service cost of revenue..............    2,920    9,436    2,691
                                                    -------- -------- --------
    Total cost of revenue..........................    6,373   10,361    2,691
                                                    -------- -------- --------
    Gross profit...................................    2,724   15,864    7,460

Operating expenses:
  Sales and marketing..............................   11,509   28,211   11,265
  Research and development.........................    4,679    8,256    5,931
  General and administrative.......................    5,240    6,853    2,940
  Amortization of goodwill.........................      169      427       --
  Restructuring expense............................      251      693       --
  Loss on lease termination........................    2,824    1,270       --
  Impairment loss - goodwill.......................    1,536       --       --
  Impairment loss - equipment held for sale........      850       --       --
  Amortization of stock-based compensation*........     (121)   1,021    1,255
  Loss on sale of equipment........................      190       --       --
                                                    -------- -------- --------
    Total operating expenses.......................   27,127   46,731   21,391
                                                    -------- -------- --------
    Operating loss.................................  (24,403) (30,867) (13,931)

Other income and (expense):
  Interest income..................................      166    1,636      627
  Interest expense.................................      (10)     (60)      (3)
  Non-cash interest expense........................     (500)      --       --
  Other income and expense, net....................      (25)     (41)      --
                                                    -------- -------- --------
    Other income and expense.......................     (369)   1,535      624
                                                    -------- -------- --------
Net loss before income taxes and extraordinary item  (24,772) (29,332) (13,307)
Extraordinary gain on extinguishment of debt.......      377       --       --
Provision for income taxes.........................      (65)      --       --
                                                    -------- -------- --------
    Net loss....................................... $(24,460)$(29,332)$(13,307)
                                                    ======== ======== ========

Basic and diluted net loss per share before
  extraordinary item............................... $  (1.03)$  (1.67)$  (2.20)
                                                    ======== ======== ========

Basic and diluted net loss per share -
  extraordinary item............................... $   0.01 $     -- $     --
                                                    ======== ======== ========

Basic and diluted net loss per share............... $  (1.02)$  (1.67)$  (2.20)
                                                    ======== ======== ========

Shares used in computing basic and diluted net loss
  per share........................................   23,931   17,547    6,043
                                                    ======== ======== ========


* The allocation of the amortization of stock-based compensation relates to the following expense categories as follows:


                                                      2001      2000      1999
                                                      ----      ----      ----
          Cost of revenue.......................... $     (2)$    102 $     63
          Sales and marketing......................      (71)     705      527
          Research and development.................      (16)     194      288
          General and administrative...............      (32)      20      377
                                                    -------- -------- --------
                                                    $   (121)$  1,021 $  1,255
                                                    ======== ======== ========

         See accompanying notes to consolidated financial statements.



                                                        VIADOR INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   AND COMPREHENSIVE LOSS
                                            (In thousands, except share data)


                                                                                                                Accumulated  Total
                                                                         Deferred-             Notes                Other    Stock-
                                 Convertible                   Additional  Stock-           Receivable            Compre-  holders'
                               Preferred Stock    Common Stock   Paid-in   Based  Treasury      From    Accumulated hensive Equity
                               Shares   Amount   Shares  Amount  Capital  Charges  Stock   Stockholders  Deficit    Loss  (Deficit)
                               ------   ------   ------  ------  -------  -------  -----   ------------  -------    ----   -------
Balances as of December 31,
  1998......................  4,306,866 $  4   4,664,589  $   5   $ 14,221  $ (1,148) $  (34) $    --   $ (9,677) $    --  $ 3,371
  Stock options exercised...         --   --     395,784     --        197        --      --       --         --       --      197
  Issuance of Series C
    convertible preferred
    stock net of $38 issuance
    costs...................  2,495,994    3          --     --     14,540        --      --       --         --       --   14,543
  Cashless exercise of
    warrants for preferred
    stock....................     2,923   --          --     --         --        --      --       --         --       --       --
  Issuance of common stock
    in public offering net of
    $4,168 issuance costs....        --   --   4,600,000      5     37,227        --      --       --         --       --   37,232
  Warrants for services
    performed................        --   --          --     --         37        --      --       --         --       --       37
  Preferred stock converted
    to common stock..........(6,805,783)  (7)  6,805,783      7         --        --      --       --         --       --       --
  Options issued to
    non-employees............        --   --          --     --         35        --      --       --         --       --       35
    Exercise of warrants.....        --   --      93,082     --         95        --      --       --         --       --       95
  Deferred stock-based
    compensation related to
    stock option grants......        --   --          --     --      1,903    (1,903)     --       --         --       --       --
  Amortization of deferred
    stock-based compensation.        --   --          --     --         --     1,255      --       --         --       --    1,255
  Net loss...................        --   --          --     --         --        --      --       --    (13,307) (13,307) (13,307)
                             ---------- ----  ----------  -----     ------   -------   -----   ------   -------- --------  -------
  Comprehensive loss.........                                                                                     (13,307)
                                                                                                                 ========
Balances as of December 31,
  1999.......................        --   --  16,559,238     17     68,255    (1,796)    (34)      --    (22,984)      --   43,458
  Stock options exercised....        --   --   1,459,531      2        244        --      --       --         --       --      246
  Stock options exercised for
    Notes....................        --   --      94,167     --        497        --      --     (497)        --       --       --
  Cancellation of stockholder
    note.....................        --   --     (44,167)    --       (233)       --      --      233         --       --       --
  Repurchase of restricted
    stock....................        --   --     (31,202)    --       (142)       --      --      141         --       --       (1)
  Repurchase of stock in
    settlement of option
    exercise payments........        --   --        (675)    --         --        --      --       --         --       --       --
  Options issued to
    non-employees............        --   --          --     --        102       (19)     --       --         --       --       83
  Warrants...................        --   --          --     --      1,529    (1,529)     --       --         --       --       --
  Amortization of deferred
    warrant issued to
    non-employee.............        --   --          --     --         --       225      --       --         --       --      225
  Impairment loss - write-down
    of deferred non-employee
    warrant..................        --   --          --     --         --       339      --       --         --       --      339
  Common stock issued under
    employee stock purchase
    plan.....................        --   --     212,247     --      1,179        --      --       --         --       --    1,179
  Amortization of deferred
    stock-based compensation
    for employees............        --   --          --     --         --     1,021      --       --         --       --    1,021
  Foreign currency translation
    Adjustments..............        --   --          --     --         --        --      --       --         --      (53)     (53)








                                                                                                                Accumulated  Total
                                                                         Deferred-             Notes                Other    Stock-
                                 Convertible                   Additional  Stock-           Receivable            Compre-  holders'
                               Preferred Stock    Common Stock   Paid-in   Based  Treasury     From    Accumulated hensive Equity
                               Shares   Amount   Shares  Amount  Capital  Charges  Stock   Stockholders  Deficit    Loss  (Deficit)
                               ------   ------   ------  ------  -------  -------  -----   ------------  -------    ----   -------
  Net loss...................        --   --          --     --         --        --      --       --    (29,332) (29,332) (29,332)
                             ---------- ----  ----------  -----   --------   -------   -----   ------   -------- --------  -------
  Comprehensive loss.........                                                                                    $(29,385)
                                                                                                                 ========
Balances as of December 31,
  2000.......................        --   --  18,199,139     19     71,431    (1,759)    (34)    (123)   (52,316)     (53)  17,165
  Stock options exercised....        --   --      66,126     --         13        --      --       --         --       --       13
  Issuance of common stock
    in private offering, net         --   --  14,814,815     15      3,745        --      --       --         --       --    3,760
  Repurchase of restricted
    stock....................        --   --      (1,105)    --         (1)       --      --       --         --       --       (1)
  Reserve on note receivable
    from stockholders........        --   --          --     --         --        --      --      123         --       --      123
  Options issued to
    non-employees............        --   --          --     --          8        --      --       --         --       --        8
  Amortization of deferred
    stock-based rent.........        --   --          --     --         --       140      --       --         --       --      140
  Beneficial conversion
    feature recognized and
    warrants issued in
    connection with bridge
    loan.....................        --   --          --     --        500        --      --       --         --       --      500
  Write-down of deferred
    stock-based rent in
    connection with lease
    termination..............        --   --          --     --         --       381      --       --         --       --      381
  Amortization of deferred
    stock-based compensation
    for employees............        --   --          --     --       (937)      816      --       --         --       --     (121)
  Common stock issued under
    employee stock purchase
    plan.....................        --   --      68,237     --         20        --      --       --         --       --       20
  Deferred compensation on
    options granted to
    employees below fair
    value, net...............        --   --          --     --         30       (30)     --       --         --       --       --
  Foreign currency translation
    adjustments..............        --   --          --     --         --        --      --       --         --       53       53
  Net loss...................        --   --          --     --         --        --      --       --    (24,460) (24,460) (24,460)
                             ---------- ----  ----------  -----   --------   -------   -----   ------   -------- --------  -------
Comprehensive loss                                                                                               $(24,460)
                                                                                                                 ========
Balances as of December 31,
  2001.......................        --   --  33,147,212  $  34   $ 74,809   $  (452)  $ (34)  $   --   $(76,776)          $(2,419)
                             ========== ====  ==========  =====   ========   =======   =====   ======   ========           =======

                                     See accompanying notes to consolidated financial statements.


                                                                 F-6

                                   VIADOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Cash flows from operating activities:
  Net loss........................................$(24,460) $(29,332) $(13,307)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Reserve on notes receivable from stockholder       123        --        --
    Extraordinary gain on extinguishment of
      Liability...................................    (377)       --        --
    Depreciation and amortization.................     862     2,785       635
    Amortization of capitalized software..........   2,651        --        --
    Amortization of deferred stock-based
      Compensation................................    (121)    1,021     1,255
    Amortization of goodwill......................     169       427        --
    Amortization of deferred stock-based charges..     148        83        72
    Non-cash interest expense.....................     500        --        --
    Loss on lease termination.....................   2,824     1,270        --
    Loss on sale of equipment.....................     190        --        --
    Impairment loss - goodwill....................   1,536        --        --
    Impairment loss - equipment held for sale.....     850        --        --
    Changes in operating assets and liabilities:
      Accounts receivable.........................   5,877    (1,616)   (3,031)
      Other current assets and other assets.......   3,104    (1,314)     (587)
      Accounts payable, accrued expenses, accrued
        vacation and accrued bonus................  (3,629)    3,223     2,641
      Accrued restructuring expense...............    (670)      693        --
      Deferred revenue............................  (2,049)     (527)    2,265
                                                   -------   -------   -------
        Net cash used in operating activities..... (12,472)  (23,287)  (10,057)
                                                   -------   -------   -------
Cash flows from investing activities:
  Capital expenditures............................     (70)   (5,453)   (1,471)
  Proceeds from sales of equipment................      36        --        --
  Rent paid in advance............................      --      (500)       --
  Security deposit................................      --    (1,689)       --
  Capitalization of software development costs....    (198)   (3,376)       --
  Acquisition of business, net of cash acquired...      --      (883)       --
                                                   -------   -------   -------
        Net cash used in investing activities.....    (232)  (11,901)   (1,471)
                                                   -------   -------   -------
Cash flows from financing activities:
  Transfer of funds to escrow account in
    connection with workout agreement.............    (525)       --        --
  Proceeds from (repayment of) bank line of credit  (5,000)    5,000        --
  Repayment of note payable from business
    acquisition...................................  (1,000)       --        --
  Proceeds from issuance of common stock and
    warrants, net.................................   3,792     1,423    37,524
  Proceeds from issuance of preferred stock, net..      --        --    14,543
                                                   -------   -------   -------
        Net cash provided by (used in) financing
          Activities..............................  (2,733)    6,423    52,067
                                                   -------   -------   -------
Net increase (decrease) in cash and cash
  Equivalents..................................... (15,437)  (28,765)   40,539
Cash and cash equivalents, beginning of year......  15,955    44,720     4,181
                                                   -------   -------   -------
Cash and cash equivalents, end of year............ $   518   $15,955   $44,720
                                                   =======   =======   =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...................................... $   142   $    60   $     7
                                                   =======   =======   =======

    Income taxes.................................. $    65   $    18   $     3
                                                   =======   =======   =======

Supplemental disclosure of non-cash investing and
  financing activities:
  Repurchase of unvested common stock and
    reduction in notes receivable from
    stockholders.................................. $    --   $   141   $    --
                                                   =======   =======   =======

  Common stock issued to stockholders for note
    Receivable.................................... $    --   $   264   $    --
                                                   =======   =======   =======

  Preferred stock converted to common stock....... $    --   $    --   $     7
                                                   =======   =======   =======

  Warrants issued to lessor....................... $    --   $ 1,529   $    --
                                                   =======   =======   =======

  Notes payable issued in partial payment for
    business acquisition.......................... $    --   $ 1,000   $    --
                                                   =======   =======   =======


       See accompanying notes to consolidated financial statements.

                                   VIADOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998


Note 1. Business of the Company
------  -----------------------

     Viador Inc. and subsidiaries (the Company) was incorporated as Infospace Inc. in California in December 1995. In 1999, the Company changed its name to Viador Inc. and reincorporated in the State of Delaware. The Company develops web-based products designed to search, analyze and deliver relevant information to users within and outside an enterprise.


Note 2. Basis of Presentation
------  -----------------------

     The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring net losses, including net losses of $24.5 million, $29.3 million and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, raise substantial doubt regarding the Company's ability to continue as a going concern. In 2001 and 2000, the Company's revenue was not sufficient to support its operations, and revenue will not be sufficient to support operations until such time, if any, that the Company's enterprise information portal software gains substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations in 2002 and is currently in discussions with third parties to obtain such funding. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies
------  ------------------------------------------

     (a) Basis of Financial Statements
         -----------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, after elimination of all intercompany accounts and transactions.

     (b) Use of Estimates
         ----------------

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

     (c) Revenue Recognition
         -------------------

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

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999



     Software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery by the OEM to the end user. Professional service revenue consists of fees from professional services including integration of software, application development, training and software installation. The Company bills professional services fees on a time and materials basis. The Company recognizes professional services fees as the services are performed.
Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. The Company recognizes revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year. The Company records OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Viador software, provided collection of such revenue is deemed probable. The Company had no remaining obligations in relation to such licensing revenue at December 31, 2001.

     Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver the Company's products and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs, and an allocation of the Company's facilities, communications and depreciation expenses. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from software sales was deemed to be uncertain for purposes of evaluating recoverability.

     Cost of service revenue includes salaries and related expenses for consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties that provide services to customers.

     (d) Cash and Cash Equivalents
         -------------------------

     Cash and cash equivalents consists of cash and highly liquid investments such as money market funds purchased with remaining maturities of three months or less. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet.

     In December 2001, the Company deposited $525,000 in designated funds into a non-interest bearing trust account. These funds were restricted for the sole purpose of payment on the Company's workout agreement with its creditors. See
Note 13 to Consolidated Financial Statements.

     (e) Financial Instruments and Concentration of Credit Risk
         ------------------------------------------------------

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and payable and notes payable approximates fair market value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

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

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     (f) Foreign Currency Translation
         ----------------------------

Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated to reporting currency at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiary is included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders' equity (deficit) and comprehensive income.

     (g) Property and Equipment
         ----------------------

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term.

     (h) Software Development Costs
         --------------------------

     The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, ''Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed''. This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which historically has been estimated to be one to two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability. Consequently, net capitalized software development costs amounted to approximately zero and $3.4 million as of December 31, 2001 and 2000, respectively. There were no capitalized software costs in fiscal 1999.

     (i) Deferred Revenue
         ----------------

     Deferred revenue primarily represents customer advances received pursuant to the term of OEM and subscription agreements. Additionally, maintenance revenue is deferred and recognized ratably over the term of the contract, generally twelve months.

     (j) Impairment of Long-Lived Assets
         -------------------------------

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

     (k) Income Taxes
         ------------

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates expected to apply to the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     (l) Defined Contribution Plan
         -------------------------

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

     (m) Stock-Based Compensation
         ------------------------

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

     (n) Advertising Expense
         -------------------

     The cost of advertising is generally expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $314,000, $899,000 and $935,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     (o) Comprehensive Income (Loss)
         --------------------------

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that the Company currently reports relate to foreign currency translation adjustments. The Company displays comprehensive loss and its components on its Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999



      (p) Net Loss Per Share
          ------------------

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



                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Shares issuable under stock options...............  5,006     5,560     3,966
Shares of restricted stock subject to repurchase..     35        35       925
Shares issuable pursuant to warrants to purchase
  common and/or convertible preferred stock.......  4,218       100        --



     The weighted-average exercise price of stock options was $2.59, $10.62 and $3.24 at December 31, 2001, 2000 and 1999, respectively. The weighted-average purchase price of restricted stock was $0.26, $0.66 and $0.02 at December 31, 2001, 2000 and 1999, respectively. The weighted-average exercise price of the warrants was $0.31 and $31.44 per share at December 31, 2001 and 2000, respectively. There were no warrants outstanding during the year ended December 31, 1999.

     (q) Initial Public Offering and Reverse Stock Split
         -----------------------------------------------

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

     (r) Recent Accounting Pronouncements
         --------------------------------

     In July 2001, the FASB issued SFAS 141 "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 did not have a material effect on the Company's consolidated financial position or results of operations.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 are applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe the adoption of SFAS 142 will have a material effect on the Company's consolidated financial position or results of operations.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. The Company does not believe the adoption of Statements 143 and 144 will have a material effect on the Company's consolidated financial position or results of operations.

     (s) Reclassifications
         -----------------

     Certain prior year balances have been reclassified to conform to the current year presentations.


Note 4.  Business Acquisition
------   --------------------

     On January 20, 2000, the Company acquired a distributor in Switzerland (the acquired company). The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding common stock of the acquired company which, including acquisition costs, resulted in a total purchase price of $2.0 million. The Company paid $1.0 million in cash at the closing of the acquisition and issued notes payable of $1.0 million which accrued interest at six percent per annum; the note payable and related interest were paid in full in January 2001. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition as follows (in thousands):


Current assets (includes cash acquired of $117).................  $    179
Goodwill........................................................     2,131
Current liabilities.............................................      (277)
                                                                  --------
  Total purchase price..........................................  $  2,033
                                                                  ========


     Goodwill, which represents the excess of purchase price over value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, which was five years. In the three months ended June 30, 2001, the remaining unamortized portion of goodwill was deemed impaired as actual revenues for the acquired company were below projected revenues and key management personnel terminated employment with the subsidiary located in Switzerland. As a result, the Company recorded an impairment charge of $1.5 million for the entire remaining unamortized balance. Consequently, amortization expense related to goodwill was $169,000 and $427,000 in fiscal 2001 and 2000, respectively.

     The pro-forma combined revenues, net loss and loss per share of Viador and the acquired company for 1999 would not be significantly different from Viador's reported results for that same year.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


Note 5.  Property and Equipment
------   ----------------------

     A summary of property and equipment consisted of the following (in thousands):



                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                             ----       ----
Computers and software...................................  $  1,656   $  4,038
Furniture and fixtures...................................       724      2,375
Leasehold improvements...................................        --        628
                                                           --------   --------
                                                              2,380      7,041
Less accumulated depreciation and amortization...........     1,654      2,684
                                                           --------   --------
                                                           $    726   $  4,357
                                                           ========   ========



Note 6.  Restructuring Expense, Impairment and Loss on Lease Termination
------------------------------------------------------------------------

     In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company's business and to reduce costs, which resulted in the accrual of a fiscal year 2000 restructuring expense of $693,000 and an impairment loss of $1,270,000. Restructuring expense in 2000 included $234,000 for severance charges associated with the reduction in the Company's United States and Canadian workforce (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on vacant space. The impairment loss of $1,270,000 in 2000 related to leasehold improvements of $745,000 and other assets of $986,000 and $339,000 for other deferred charges related to vacant unused space under a rental agreement.
These assets were specifically identified in the restructuring program.

     In 2001, the Board of Directors approved several restructuring programs designed to streamline the Company's business and to reduce costs. These restructuring programs resulted in a restructuring expense of $251,000 for severance charges associated with reductions in the Company's United States workforce (55 positions in April and approximately ten positions subsequent to June). As of December 31, 2001, $23,000 of restructuring expense remains accrued and is expected to be paid by the end of the second quarter of 2002. The following table depicts the activity for the restructuring accrual for the year ended December 31, 2001 (in thousands):


                                                    Severance   Rent     Total
                                                    ---------   ----     -----
Restructuring accrual, December 31, 2000...........  $   234    $ 459    $ 693
Additions to Restructuring Accrual, April 2001.....      144       --      144
Additions to Restructuring Accrual, June 2001......       73       --       73
Additions to Restructuring Accrual, September 2001.       10       --       10
Additions to Restructuring Accrual, December 2001..       24       --       24
Cash Payments (January 2001 through December 2001).     (462)    (459)    (921)
                                                     -------    -----    -----
    Total..........................................  $    23    $  --    $  23
                                                     =======    =====    =====


     In June 2001, the Company terminated its corporate lease that was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, the Company surrendered its restricted lease deposit of $1 million and a significant amount of its office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.8 million) to the landlord. The net book value of surrendered assets associated with this event and the lease deposit surrendered is included in Loss on Lease termination in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

     In June 2001, management decided to sell certain equipment. In connection with this decision, the Company recognized a loss on equipment held for sale of $850,000. During the three months ended September 30, 2001, equipment was sold for $36,000 resulting in a loss of $190,000.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999

Note 7.  Extraordinary Gain on Extinguishment of Debt
------   --------------------------------------------

     The Company recorded an extraordinary gain on extinguishment of debt in the Consolidated Statement of Operations for the year ended December 31, 2001, to reflect settlement of an outstanding debt of $314,000 with a payment of $128,000. Separately, in December 2001 the Company derecognized a payable in the amount of $191,000. The Company had carried this disputed payable to a vendor for approximately two years and had not been successful in its attempts to contact the vendor. Viador believes that this vendor is no longer in business. This $191,000 gain is also recorded as an extraordinary gain on extinguishment of debt in the Consolidated Statement of Operations for the year ended December 31, 2001. These gains were not adjusted for tax considerations, as income from the discharge of indebtedness is not included in gross income when the discharge occurs when a Company is insolvent. However, the net operating loss for the current year was reduced by the amount discharged.


Note 8.  Stockholders' Equity
------   --------------------

     (a) Convertible Preferred Stock
         ---------------------------

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

     (b) Stock Plans
         -----------

       The Company's Board of Directors adopted the 1999 Stock Incentive Plan (the 1999 Plan) on July 20, 1999 under which 7,000,000 shares were originally reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase beginning on January 1 of each year by the lesser of 5% of the total number of shares outstanding or 3,000,000 shares; the increase in the number of shares reserved as of January 1, 2002, 2001 and 2000 was 1,657,631, 909,957 and 827,962, respectively. The Incentive Plan, which has five separate programs, allows non-employee board members, executive officers and other highly compensated employees to purchase shares using a portion of their salary or retainer fee. The Incentive Plan allows eligible employees to be issued shares of common stock directly, upon the attainment of performance milestones or the completion of services. The Incentive Plan also allows automatic option grants at periodic intervals to eligible non-employee board members to purchase shares of common stock. As of December 31, 2001, there were 1,719,104 additional shares available for grant under the 1999 plan.

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

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     A summary of the status of the Company's options under the 1999 Plan is as follows:


                                        Years Ended December 31,
                       --------------------------------------------------------
                               2001             2000               1999
                       ------------------ ------------------ ------------------
                                 Weighted           Weighted           Weighted
                                 Average            Average            Average
                                 Exercise           Exercise           Exercise
                        Shares    Price     Shares    Price   Shares     Price
                        ------    -----     ------    -----   ------     -----
Outstanding at beginning
  of period............ 5,559,517 $ 10.62  3,966,089 $ 3.24  3,045,363  $ 0.12
Granted................ 6,021,488    0.47  3,854,364  15.85  1,394,849    9.39
Exercised..............   (66,125)   0.19 (1,459,530)  0.37   (395,784)   0.58
Canceled...............(6,508,676)   7.53   (801,406) 17.91    (78,339)   3.33
                       ----------         ----------        ----------
Outstanding at end of
  period............... 5,006,204    2.59  5,559,517  10.62  3,966,089    3.24
                       ----------         ----------        ----------
Options exercisable at
  end of period....... 4,026,353  $  1.90  2,175,168 $ 3.83  2,335,966  $ 0.20

Weighted-average fair
  value of options
  granted during the
  period with exercise
  prices equal to fair
  value at date of grant          $  0.46            $13.36             $ 1.47

Weighted-average fair
  value of options
  granted during the
  period with exercise
  prices less than fair
  value at date of grant          $    --            $   --             $ 4.30

     As of December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:




                            Options Outstanding            Options Exercisable
                     ------------------------------------ ---------------------
                                     Weighted-
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
                         Number     Contractual  Exercise    Number    Exercise
    Exercise Prices    Outstanding  Life (Years)  Price    Exercisable   Price
--------------------- ------------- ------------ -------- ------------ --------
$ 0.05 - $ 0.24......  1,018,989       4.82        $ 0.06    1,018,989   $ 0.06
$ 0.25 - $ 0.39......  2,993,821       9.51          0.29    2,444,414     0.27
$ 0.62 - $ 1.00......    285,855       8.96          0.92      136,281     0.89
$ 2.38 - $ 5.28......    141,252       8.56          4.11       60,379     4.42
$ 9.00 - $14.06......    243,185       8.23         11.75      212,777    11.71
$20.75 - $29.00......    224,674       8.30         20.84      101,236    20.94
$36.75 - $37.38......     98,428       8.08         36.87       52,277    36.89
                      ----------                            ----------
$ 0.05 - $37.38......  5,006,204       8.35          2.59    4,026,353     1.90
                      ==========                            ==========



     (c) Warrants

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

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     In 2000, the Company issued warrants to non-employees with fair values aggregating $1,529,000. Both warrants are exercisable, non-forfeitable and vested. The first warrant was issued to a third party as consideration for entering into a joint marketing, training and product implementation arrangement. The warrant is for 50,000 shares of Viador common stock at a price of $45.00 per share, exercisable at any time prior to January 2002. The $621,600 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 89%. The fair value of the warrant is being amortized to marketing expense using the straight-line method over the seven year term of the arrangement. The second warrant was issued in connection with a facility lease. The warrant is exercisable for 50,000 shares of Viador common stock at a price of $17.88 per share, exercisable at any time prior to January 2001. The $907,050 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of one year; risk-free interest rate of 5.8%; and expected volatility of 89%. In 2000, as disclosed more fully in Note 6, approximately $339,000 of the unamortized balance of the resulting deferred charge was written off in connection with a restructuring program implemented in the fourth quarter of fiscal 2000. In 2001, the remaining unamortized balance of $381,000 was written off in connection with the Company's decision to terminate and exit the leased facility.

     On July 6, 2001 the Company issued convertible promissory notes with warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.40 per share in return for $500,000 in cash. The notes bore interest at prime plus 1% until September 6, 2001. After September 6, 2001, the notes bore interest at a rate of 3% plus the prime rate, compounded quarterly. For accounting purposes, $252,000 of the proceeds was allocated to the warrants and $248,000 was initially recorded as notes payable with a face value of $500,000. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 90%. The notes were each convertible at the option of the lenders into shares of common stock at a conversion price equal to the lower of either the average closing bid price of the Company's common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of the Company's common stock on Nasdaq during the 20 days before the date of conversion. The Company measured and recorded a beneficial conversation feature of $248,000 (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to the face value of the notes payable of $500,000 over the term of the debt resulting in a non-cash interest charge of $500,000 during the third quarter. The lenders elected not to convert any of the notes and, accordingly, the notes along with accrued interest were repaid in full in September 2001.

     The notes and warrants were offered and issued to certain private investors, including Dick Warmington, who was then the Company's chief executive officer, and is currently a member of the Board of Directors. The offering and issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving any public offering.

     The warrants each expire on July 6, 2003 and are exercisable at any time or from time to time, in whole or in part, for an aggregate number of 1,250,000 shares of the Company's common stock at a price per share of $0.40. The warrants are in no event exercisable into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from the Company or any person acting on behalf of the Company, such as an officer, director, substantial shareholder or underwriter, would exceed 19.9% of the Company's total issued and outstanding shares of voting stock as of the date of exercise.

     On August 13, 2001, the Company raised $4.0 million in financing through a private offering of equity securities. As consideration for the funds, the Company issued 14,814,814 shares of common stock and warrants to purchase a total of 2,962,962 shares of common stock. The Company incurred a commission of $240,000 to a third-party finder.

    The warrants each expire on February 12, 2006 and are exercisable at any time or from time to time, in whole or in part, after February 12, 2002 at a price of $0.27 per share.

     The offering and issuance were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     (d) Employee Stock Purchase Plan
         ----------------------------

     The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) in 1999 under which 300,000 shares were originally reserved for issuance. The Purchase Plan has been approved by the stockholders. In the year ending December 31, 2001, 68,237 shares were issued and 363,983 shares were reserved for future issuance under this plan. In the year ending December 31, 2000, 212,247 shares were issued and 331,185 shares were reserved for future issuance under this plan. No shares were issued under the plan in 1999. The number of shares reserved under the Purchase Plan automatically increase beginning on January 1 of each year by the lesser of an amount equal to 2% of the total number of outstanding shares, or 800,000 shares; the number of shares reserved as of January 1, 2002 is increased by 662,944; the number of shares reserved as of January 1, 2001 is increased by 363,983. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of an employee's cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates.

     (e) Stock-Based Compensation
         ------------------------

     Had compensation costs been determined using the fair value method in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share amounts):



                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Net loss:
  As reported.................................    $(24,460) $(29,332) $(13,307)
  Pro forma...................................     (26,929)  (42,357)  (15,284)

Basic and diluted net loss per share:
  As reported.................................    $  (1.02) $  (1.67) $  (2.20)
  Pro forma...................................       (1.13)    (2.41)    (2.53)


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



                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Expected Life..................................   4.0 years 4.0 years 3.9 years
Risk-free interest rate........................      3.1%      6.1%      5.7%
Volatility.....................................   186.71%   134.74%    88.67%



     The fair value of shares issued under the Employee Stock Purchase Plan during fiscal 2001 was estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 2000:
(i) dividend yield of zero percent, (ii) expected life of one-half year, (iii) expected volatility of 187% and (iv) risk-free interest rate of 4.1%.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


Note 9.  Income Taxes
------   ------------

     Income tax expense for the year ended December 31, 2001 consisted of (in thousands):

                                                                 2001
                                                                 ----
Current:
  State.....................................................    $   10
  Foreign...................................................        55
                                                                ------
    Total current tax expense...............................    $   65
                                                                ======


     The 2001, 2000, and 1999 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before extraordinary item as a result of the following (in thousands):



                                                    2001       2000      1999
                                                    ----       ----      ----
Federal benefit at statutory rate...............  $(8,422)  $(9,972)  $(4,524)
State taxes, net of federal income tax benefit..       10        --        --
Foreign.........................................       55        --        --
Net operating loss net of income from the
  discharge of indebtedness not benefited.......    7,561     9,454     4,126
Nondeductible expenses..........................      861       518       398
                                                  -------   -------   -------
   Total tax expense............................  $    65   $    --   $    --
                                                  =======   =======   =======


     As reported in Note 7, the Company had cancellation of indebtedness income of $377 that was not includable in gross income for tax purposes due to insolvency during the year ended December 31, 2001. However, the Company is required to reduce its current year net operating loss by $377, the amount of income from the discharge of indebtedness.

     The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):


                                                       2001        2000
                                                       ----        ----
Deferred tax assets:
  Accruals and reserves............................   $ 1,003     $ 1,851
  Property and equipment...........................        42           4
  Net operating loss and tax credit carryforwards..    27,000      18,545
  Other............................................         4          --
                                                      -------     -------
    Gross deferred tax assets......................    28,049      20,400
  Less: valuation allowance........................   (28,049)    (20,400)
                                                      -------     -------
    Total and net deferred tax assets..............   $    --     $    --
                                                      =======     =======


     The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $7.6 million and for the year ended December 31, 2000 was an increase of $10.8 million. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $67.7 million and $43.2 million, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in 2013. The California net operating loss carryforwards will begin to expire, if not utilized, in 2003 through 2006.

     As of December 31, 2001, the Company also has research credit carryforwards for federal and state purposes of approximately $947,000 and $915,000 respectively, available to reduce future income taxes. The federal research credit carryforwards expire beginning in 2012 through 2021. The research credit carryforwards for state purposes carry forward indefinitely until utilized. The company has a foreign tax credit carryforward for federal tax purpose in the amount of $146,000. The foreign tax credits begin to expire in 2002.

     As of December 31, 2001, approximately $365,000 of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.


Note 10.  Geographic, Segment and Significant Customer Information
-------   --------------------------------------------------------

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


                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
Revenue:
  License......................................   $  4,652  $ 18,687  $  7,320
Services:
  Consulting...................................        970     3,910     1,694
  Maintenance..................................      3,475     3,628     1,137
                                                  --------  --------  --------
     Total revenue.............................   $  9,097  $ 26,225  $ 10,151
                                                  ========  ========  ========


     Significant customer information is as follows:


                                 Percentage of Total         Percentage of
                                      Revenue                Total Accounts
                               Years Ended December 31,        Receivable
                               ------------------------     -----------------
                                2001    2000    1999        December 31, 2001
                                ----    ----    ----        -----------------
Customer A....................   22.1%   6.7%   5.6%              14.6%



                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


     The Company markets its products mainly from its operations in North America. International sales are primarily to customers in Europe and Asia Pacific. Revenues derived from sales to customers in Asia Pacific and Europe were 19%, 14%, and 6% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

     Revenues aggregating 5.7% of total revenue for the year ended December 31, 2001 were generated from a customer who is also a stockholder of the Company, and whose ownership percentage was 0.98% as of December 31, 2001. Revenues aggregating 1.4% of total revenue for the year ended December 31, 2000 were generated from a customer who is also a stockholder of the Company, and whose ownership percentage was 1.76% as of December 31, 2000.


Note 11.  Notes Payables
-------   --------------

     In 1999, the Company entered into a $2,000,000 bank line of credit. Borrowings under the agreement bear interest at the bank's base rate, as announced by the bank from time to time, plus 1%. The credit agreement was based on a percentage of qualified outstanding accounts receivable and is secured by a security interest in certain of the Company's intellectual property. Effective December 20, 2000, the maximum borrowing under the line of credit was increased to $5.0 million. The Company had $5.0 million and $0 outstanding balances under the line of credit as of December 31, 2000 and 1999, respectively. The bank line of credit, which matured on December 31, 2000, was paid in full on January 2, 2001. This bank line of credit was not renewed. In 1999, the Company also entered into a revolving equipment loan in the amount of $500,000 with interest at the bank's base rate, as announced by the bank from time to time plus 1.25%. As of December 31, 1999, the Company had no balances outstanding under the equipment loan. The equipment loan agreement expired during 2000.

     As more fully discussed in Note 4, in January 2000, the Company issued notes payable in an aggregate principal amount of $1.0 million in connection with the acquisition of a business. This note bears interest at 6% per annum and was due and payable no later than January 20, 2001. The Company paid the notes in full on January 2, 2001.

Note 12.  Commitments and Contingency
-------   ---------------------------

     The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Rent expense was approximately, $1,679,553, $2,667,000 and $528,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases for the years after December 31, 2001 are as follows (in thousands):


                                                            December 31,
                                                            ------------
        2002................................................  $     86
        2003................................................        22
        2004................................................        22
        2005................................................        17
                                                              --------
           Total............................................  $    147
                                                              ========



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

     On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs' Executive Committee in In re:
Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the securities of Viador, Inc. between October 25, 1999 and December 6, 2000, inclusive. This proceeding is at a very early stage and the Company is unable to speculate as to ultimate outcome.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999


Note 13.  Subsequent Events
-------   -----------------

     On December 11, 2001, the Company circulated a workout agreement with certain of its creditors representing approximately $1,867,000 of its outstanding accounts payable. Upon consummation in February 2002 and under the terms of the workout agreement, these creditors released the Company from any obligation to repay any such amounts in exchange for payment of 25% of the total debt the Company owed them as of September 30, 2001. On February 8, 2002, the Company paid the creditors that were party to the workout agreement their respective agreed upon amounts aggregating approximately $467,000 for an extraordinary gain of $1,400,000, which will be reflected in the first quarter of 2002 financial results. As of December 31, 2001, the Company had classified $525,000 as restricted cash, which was restricted and was to be used only to pay creditors as part of this workout agreement.

     As of December 31, 2001, the Company deposited $0.5 million into a non-interest bearing trust account. These funds were restricted for the sole purpose of payment on the Company's workout agreement with its creditors.
On March 18, 2002, the Company received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional financing of up to $2.0 million upon request to Mr. Heungyeung Yeung, who currently holds certain of the Company's equity securities. Mr. Yeung's commitment to provide $2.0 million in additional financing is subject to certain conditions relating to the Company's ability to meet the Company's obligations under the notes and warrants issued to Mr. Yeung, changes in equity ownership, composition of the Company's management team and any change in control.

     As consideration for the funds and the commitment to provide additional funds, the Company issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of the Company's common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

     One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of the Company's common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of the Company's common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung's failure to provide additional funding is due to the Company's failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

     Each time the Company receives additional funding from Mr. Yeung, it will issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date such note, plus (b) three percent (3%). Any such note will be convertible into either shares of common stock or any equity securities the Company issues to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into the Company's common stock, the note will be convertible into a number of shares of common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

     None of the notes or warrants issued or issuable to Mr. Yeung in this offering is convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of the Company's issued and outstanding voting stock.

     In connection with this financing, the Company incurred a commission payable to Mr. Yeung in the amount of $60,000.

                                   VIADOR INC.

                        December 31, 2001, 2000 and 1999



Note 14.  Quarterly Results of Operations (Unaudited)
--------  ------------------------------------------

     The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2001 (in thousands):




                                                                          Three Months Ended
                                          -------------------------------------------------------------------------------
                                          Mar. 31,   June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                            2000      2000       2000      2000      2001      2001      2001      2001
                                            ----      ----       ----      ----      ----      ----      ----      ----
Statement of operations
Revenue:
  License...............................  $  4,193 $   5,382   $  6,398  $  2,714  $  2,254  $  1,330  $    551  $    516
  Service...............................     1,125     2,063      2,037     2,313     1,361     1,347       855       883
                                          --------  --------   --------  --------  --------  --------  --------  --------
    Total revenue.......................     5,318     7,445      8,435     5,027     3,615     2,677     1,406     1,399
                                          --------  --------   --------  --------  --------  --------  --------  --------
Cost of revenue:
  Amortization of capitalized
    software............................        --       109        337       390       423     3,031       103      (104)
  License and service cost of revenue...     1,617     2,220      2,397     3,291     1,791       727       412       (10)
                                          --------  --------   --------  --------  --------  --------  --------  --------
      Total cost of revenue.............     1,617     2,329      2,734     3,681     2,214     3,758       515      (114)
                                          --------  --------   --------  --------  --------  --------  --------  --------
      Gross profit (loss)...............     3,701     5,116      5,701     1,346     1,401    (1,081)      891     1,513
                                          --------  --------   --------  --------  --------  --------  --------  --------

Operating expenses:
  Sales and marketing...................     6,256     7,191      7,024     7,740     4,586     4,605     1,972       346
  Research and development..............     1,306     2,053      2,696     2,201     1,949     1,754       671       305
  General and administrative............     1,452     1,401      1,628     2,372     1,487     1,488     1,380       885
  Amortization of goodwill..............        --       146        107       174       107       213        --      (151)
  Restructuring expense.................        --        --         --       693        --       217        --        34
  Loss on lease termination.............        --        --         --        --        --     2,824        --        --
  Impairment loss - goodwill............        --        --         --     1,270        --     1,430        --       106
  Impairment loss - equipment held for
    sale................................        --        --         --        --        --       550       300        --
  Amortization of stock-based
    Compensation........................       334       278        219       190       204      (375)       53        (3)
  Loss on sale of equipment.............        --        --         --        --        --        --       190        --
                                          --------  --------   --------  --------  --------  --------  --------  --------

Total operating expenses................     9,348    11,069     11,674    14,640     8,333    12,706     4,566     1,522
                                          --------  --------   --------  --------  --------  --------  --------  --------
Operating loss..........................    (5,647)   (5,953)    (5,973)  (13,294)   (6,932)  (13,787)   (3,675)       (9)

Other income and expense, net...........       435       410        348       342        86        13      (417)      (56)

Net loss before income taxes and
  extraordinary item....................    (5,212)   (5,543)    (5,625)  (12,952)   (6,846)  (13,774)   (4,092)      (65)

Extraordinary gain on extinguishment
  of debt...............................        --        --         --        --        --        --        --       377
Provision for income taxes..............        --        --         --        --        --        28        --        34
                                          --------  --------   --------  --------  --------  --------  --------  --------
Net income (loss).......................  $ (5,212) $ (5,543)  $ (5,625) $(12,952) $ (6,846) $(13,802) $ (4,092) $    278
                                          ========  ========   ========  ========  ========  ========  ========  ========
Basic net income (loss) per share before
  extraordinary item....................  $  (0.31) $ (0.32)   $ (0.32)  $ (0.72)  $  (0.38) $  (0.76) $  (0.16) $   0.00
                                          ========  ========   ========  ========  ========  ========  ========  ========
Basic net income (loss) per share -
  extraordinary item....................  $     --  $    --    $    --   $    --   $     --  $     --  $     --  $   0.01
                                          ========  ========   ========  ========  ========  ========  ========  ========

Basic net income (loss) per share.......  $  (0.31) $  (0.32)  $  (0.32) $  (0.72) $  (0.38) $  (0.76) $  (0.16) $   0.01
                                          ========  ========   ========  ========  ========  ========  ========  ========

Weighted average shares used
  in basic net income (loss) per share..    17,023    17,373     17,709    18,018    18,197    18,258    26,047    33,142
                                          ========  ========   ========  ========  ========  ========  ========  ========

Diluted net income (loss) per share
  before extraordinary item.............  $  (0.31) $  (0.32)  $  (0.32) $  (0.72) $  (0.38) $  (0.76) $  (0.16) $   0.00
                                          ========  ========   ========  ========  ========  ========  ========  ========

Diluted net income (loss) per share -
  extraordinary item....................  $     --  $     --   $     --  $     --  $     --  $     --  $     --  $   0.01
                                          ========  ========   ========  ========  ========  ========  ========  ========

Diluted net income (loss) per share.....  $  (0.31) $  (0.32)  $  (0.32) $  (0.72) $  (0.38) $  (0.76) $  (0.16) $   0.01
                                          ========  ========   ========  ========  ========  ========  ========  ========

Weighted average shares used in
  diluted net income (loss) per share...    17,023    17,373     17,709    18,018    18,197    18,258     26,047   37,949
                                          ========  ========   ========  ========  ========  ========  ========  ========




                                    VIADOR INC.

                   SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended December 31, 2001, 2000, and 1999
                                   (In thousands)


                           Balance at                              Balance at
                          Beginning of               Deductions/     End of
       Classification        Period      Provisions   Write-Offs     Period
------------------------ -------------  ------------ ------------  -----------
For the year 2001
  Allowance for doubtful
    Accounts............. $   2,033      $   3,542     $  (5,195)    $     380

For the year 2000
  Allowance for doubtful
    Accounts............. $     208      $   3,081     $  (1,256)    $   2,033

For the year 1999
  Allowance for doubtful
    Accounts............. $      53      $     237     $     (82)    $     208




                               INDEX TO EXHIBITS


Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------
  ****3.1    Form of Amended and Restated Certificate of Incorporation
  ****3.2    Form of Amended and Restated Bylaws
     *4.1    Reference is made to Exhibit 3.1
     *4.2    Reference is made to Exhibit 3.2
     *4.3    Specimen Common Stock certificate
     *4.4    Amended and Restated Investors' Rights Agreement, among the
             Registrant and the parties listed on Schedule A thereto, dated May
             21, 1999
    *10.1    Form of Amended and Restated 1997 Stock Option and Incentive Plan
    *10.2    Form of 1999 Stock Incentive Plan
    *10.3    Form of 1999 Employee Stock Purchase Plan
    *10.4    Form of Indemnification Agreement for Officers and Directors
    *10.5    Assignment of Lease, by and between the Registrant and Valley of
             California, Inc., and Consent to Assignment, dated as of December
             16, 1997 and related office leases
    *10.6    Collateral Assignment, Patent Mortgage and Security Agreement, by
             and between the Registrant and Comerica Bank-California, dated
             March 4, 1997
    *10.7    Revolving Credit Loan and Security Agreement, by and between the
             Registrant and Comerica Bank-California, dated March 17, 1999
    *10.8    SpaceSQL Version 4.0 License Agreement by and between the
             Registrant and IBM Corporation, dated September 18, 1998
    *10.9    Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
   *10.10    Variable Rate Single Payment Note by and between the Registrant and Comerica Bank-California, dated June 29, 1999
  **10.11    Alza Corporation Sublease to Viador Inc., by and between the
             Registrant and Alza Corporation, dated January 31, 2000
  **10.12    Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer,
             David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the
             Registrant, dated January 20, 2000
 ***10.13    Note Secured by Stock Pledge Agreement, by and between Raja
             Venkatesh and the Registrant, dated April 14, 2000
 ***10.14    Stock Pledge Agreement, by and between Raja Venkatesh and the
             Registrant, dated April 14, 2000




Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------
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

               Schedule of Warrants Issued:
                 (a) Warrant for $750,000 issued to Mr. Zhihan Wang;
                 (b) Warrant for $250,000 issued to Mr. Dick Warmington;
                 (c) Warrant for $250,000 issued to Mr. Kin Lui.
   ^10.26 Convertible Promissory Note issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Mssrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
   ^10.27 Warrant issued to Mr. Dick Warmington in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
   ^10.28 Sublease Agreement by and between the Registrant and Techspan, Inc., dated July 2, 2001.
   ^10.29    Severance Agreement by and between the Registrant and Jonathan
             Harding, dated May 8, 2001.
   ^10.30    Stock Purchase Agreement by and among Registrant and Messrs.
             Heungyeung Yeung, Zhihan Wang, and Magison Investment Ltd., dated
             August 13, 2001.




Exhibit No.                             Exhibit Title
-----------  ------------------------------------------------------------------
   ^10.31    Form of Warrant issued in connection with Stock Purchase Agreement by and among Registrant, and Messrs. Heungyeung Yeung, Zhihan
             Wang, and Magison Investment Ltd., dated August 12, 2001.

               Schedule of Issued Warrants in Equity Financing:
                 a. Warrant to Mr. Heungyeung Yeung
                 b. Warrant to Mr. Zhihan Wang
                 c. Warrant to Magison Investment Ltd.
   ^10.32    Employment Agreement by and between the Registrant and Alice Pilch dated June 25, 2001.
    10.33    Convertible Note and Warrant Purchase Agreement by and between the
             Registrant and Heungyeung Yeung dated March 18, 2002.
    10.34    Form of Convertible Promissory Note Issued to Mr. Yeung in
             connection with Convertible Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung dated March 18, 2002.
    10.35    Form of Convertible Promissory Note issuable to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase
             Agreement by and between the Registrant and Mr. Yeung, dated March
             18, 2002.
    10.36    Form of Warrant issued to Mr. Yeung in connection with Convertible
             Promissory Note and Warrant Purchase Agreement by and between the
             Registrant and Mr. Yeung, dated March 18, 2002.
    10.37    Form of Warrant issued to Mr. Yeung in connection with Convertible
             Promissory Note and Warrant Purchase Agreement by and between the
             Registrant and Mr. Yeung, dated March 18, 2002.
    10.38    Workout Agreement by and between Registrant and certain of its creditors as listed therein, dated December 11, 2001.
     23.1    Independent Auditors' Report and Consent.
     24.1    Power of Attorney (included on page 49).
    _______________________

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

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 14, 2000.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated April 2, 2001.

^ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on August 20, 2001.
