Form 10-K/A
period 2001-12-31
VIADOR INC
filed 2002-05-08
CIK 1089026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-6154

VIADOR INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3234636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
977 Benecia Avenue Sunnyvale California (Address of principal executive offices)	94085-2805 (Zip Code)

(408) 735-5956

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was $4,725,558 as of April 9, 2002 based upon the closing price of the Registrant’s Common Stock on the Nasdaq National Market Over-the-Counter Bulletin Board reported for April 9, 2002. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

      33,096,884 shares of the Registrant’s $0.001 par value Common Stock were outstanding at April 9, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K/A portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders as amended on May 2, 2002.

VIADOR INC.

Form 10-K/ A Annual Report

For the Fiscal Year Ended December 31, 2001

PART I

ITEM 1. BUSINESS

      Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K/ A may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the company’s short operating history which makes it difficult to predict its future results of operations; the dependence of the company’s revenue upon the company’s suite of products; the company’s history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company’s future operating results could fluctuate which may cause volatility or a decline in the price of the company’s stock.

Overview

      We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal™ offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web, or the Web, and works with a customer’s existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

      We were incorporated as InfoSpace Inc. in California in December 1995. In January 1999, InfoSpace Inc. changed its name to Viador Inc., (Viador or the Company) and in October 1999, we reincorporated in the state of Delaware. Our principal headquarters are located 977 Benecia Avenue, Sunnyvale CA 94085, and our telephone number is (408) 735-5956. In October 1999, we raised gross proceeds of $41.4 million through an initial public offering. Our common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “VIAD” from October 26, 1999 until it was delisted on October 31, 2001. Subsequent to October 31, 2001, our common stock has traded on the Over-the-Counter Bulletin Board. Our home page is located on the Web at http://www.viador.com, where you can find additional information about our products and us; however, that information is generally not targeted at investors and is not a part of this report. All references to “we,” “us,”, “our” and “Viador” refer to Viador Inc. Viador is not affiliated with and is not related to, InfoSpace, Inc., a Delaware corporation headquartered in Redmond, Washington.

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

          Going Concern

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

          Class Action Law Suit

      On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of our securities of between October 25, 1999 and December 6, 2000, inclusive. As of this date, we have not been served with legal process and are unable to speculate as to the ultimate outcome of this proceeding.

          NASDAQ Notice of Noncompliance and Delisting

      On July 3, 2001, we received a letter from Nasdaq indicating Viador had failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and stockholders’ equity, market capitalization, total assets, total revenues, stockholder approval and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 the Company was notified by Nasdaq that our securities would be delisted from the National Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

          Private Financing

      On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities and warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. On March 18, 2002, we received $1 million in financing through a private offering of convertible debt securities and warrants. For further information regarding these offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Market for the Registrant’s Common Stock and Related Stockholder Matters — Information Required by Item 701 of Regulation S-K.”

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

          Management Changes

      On August 13, 2001, Stan Wang was appointed president of Viador. On September 21, 2001, Dick Warmington resigned as Viador’s interim chief executive officer and Stan Wang was appointed chief executive officer. Dick Warmington continues to serve as a member of Viador’s Board of Directors and its audit committee.

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

      As part of our restructuring program, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.6 million) to the landlord. For further information regarding our restructuring program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Expense, Impairment Loss and Loss on Lease Termination” on page 27.

          Effect of Economic Conditions

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

          Product Announcements

      In October, 2001 we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom portal user interfaces based using open standards and point and click design tools. The Viador E-Portal 6.4 will make it easier for our global customers and partners to increase their profitability and success by sharing highly customized portals both inside and outside the firewall. With today’s cost-conscious purchasing environment, it is more important than ever for organizations to leverage customer management, supply chain and operational systems. Without exception, our customers need information and insight to clearly understand what to act on in order to compete, reduce costs, increase revenues and ultimately drive profitability. Our Viador E-Portal is ready to help achieve these objectives for our customers and partners.

          Strategic Partnerships

      We announced new or expanded partnerships with:

      Autonomy. Viador announced an alliance and product integration with Autonomy Corporation plc, to automate management and processing of large quantities of unstructured information within the Viador E-Portal. This integration has enabled customers to categorize, link and deliver that information through the portal.

      Security and Authentication Vendors. Viador announced relationships with Netegrity and Oblix. Viador has utilized its E-Portal Framework to create portlets integrating Netegrity’s SiteMinder platform and Oblix NetPoint into the Viador E-Portal. These products add an extra level of security, and help deliver personalized content based on a user’s role and privilege within an enterprise.

Industry Background

      In today’s highly competitive environment, businesses are focused on improving their efficiency, effectiveness and ability to meet customer demands. Providing diverse internal decision makers with relevant, accurate and timely information is a key strategic priority for business and an important element of achieving competitive advantage. Similarly, sharing information with customers and suppliers is essential to succeed as an e-business.

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

      The Proliferation of Disparate Information Technology Formats. There is a rapidly growing variety of technologies used for creating, storing and organizing information. These include many different items of computer hardware, such as mainframe computers and computer networks, and numerous software programs, such as those for finance, accounting, sales, manufacturing and human resources. However, many of these hardware and software systems were developed independently to be operated on a stand-alone basis and were not designed to be compatible with other hardware and software. In order to access all of an enterprise’s information, users may need to use separate software programs, complete separate security protocols and use different computer terminals. As the number of formats and amount of information grows, it becomes increasingly difficult and time consuming to navigate around these technological obstacles to obtain relevant information.

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

      Need for a Comprehensive Solution. The above factors suggest the need for a solution that facilitates the organization’s secure access to and use of enterprise information by those who require it, regardless of whether they are users inside the business or outside partners. However, current solutions generally do not enable companies to organize and provide secure access to enterprise information through a single interface regardless of its format. The ideal solution would work with all of the enterprise’s information technology and provide integrated access to all enterprise information regardless of its source or format. Furthermore, given the large amounts of electronic data being generated, the ideal solution would help users get fast access to personalized and relevant information.

      A comprehensive solution would work with existing customer information systems and would not require customers to replace or upgrade their existing technology investments. It also would utilize the Internet, so that it would work through a web browser without any need to install additional software on users’ computers. An Internet-based solution could be implemented quickly, accommodate significant increases in the number of users and amount of information, and adapt to changes in the customer’s business model. In contrast, we believe that any solution that does not utilize the Internet would have significant difficulty accommodating substantial increases in the number of users and amount of information.

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

      Adaptable Web-Based Architecture. In contrast to existing solutions, our software architecture can accommodate significant increases in the number of users and amount of information. Our software architecture is designed for the Internet, which means that it:

•	works through a user’s existing web browser;

•	does not require the installation of any additional software on the user’s desktop;

•	can be quickly rolled out to thousands of additional users;

•	uses industry standard components in the areas of web servers, application servers, application program interfaces, or API’s, and databases; and

•	provides a cross-platform portable architecture to move between Windows™ and Unix™ platforms.

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

      Customized and Personalized Information. We address the information overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers’ employees. Our software allows the organization to automatically categorize information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit users to locate and access desired information from various data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user’s needs and preferences.

      Combines Ease of Use with Sophisticated Functions. The Viador E-Portal provides browser-based searchable access to the entire range of an organization’s enterprise information assets, facilitating location of and access to information regardless of the underlying data source. Our browser-based interface combines the ease of use of popular consumer Internet portals, while providing users with the ability to search enterprise-wide for specific information and analyze data. The database access capabilities within our software are all web-based and, unlike unintegrated database access tools, offer a uniform look and feel for reporting, querying and analytical processing.

      Builds Upon Customers’ Existing Investments in Information Technology. Customers who utilize our software are able to build upon their new and existing hardware and software investments. As a result, our customers typically do not need to purchase new computer equipment or software in order to install and integrate our software.

      Ease of Implementation. The Viador E-Portal is designed to be implemented rapidly over the web using our customers’ existing information technology. Once installed on an organization’s servers, our software can reach employees enterprise-wide via their existing web browsers. New users can be added in minutes on the customer’s servers since no new software has to be installed on the user’s computer.

      Secure and Selective Access. Security features are essential to permit customers to share confidential information rapidly over the Internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our software allows the organization to customize information access by individual user and category of user. Our product’s security features operate in conjunction with our customers’ existing security services to identify and authenticate users.

Viador Strategy

      Our goal is to be the leading provider of enterprise information portal software to deliver self-service solutions in the business-to-business, or B2B, and business-to-employee, or B2E, market segments. Key elements of our strategy include:

      Extend Technology Leadership. We believe we are among the first companies to provide a solution that has all of the following features:

•	based on pure Internet architecture;

•	provides search capabilities using Internet search technology;

•	facilitates personalization of the information provided to each user;

•	designed to accommodate significant increases in the number of users and amount of information;

•	can retrieve and deliver information from different, otherwise incompatible sources;

•	provides multi-level security;

•	provides a fully cross-platform architecture not tied to a particular operating system, web server, application server or database vendor;

•	provides very tightly integrated relational and Online Analytical Processing, or OLAP, reporting tools that work together with a full feature rich portal;

•	provides a comprehensive set of API’s to integrate portlets, customization and layout, repository and reporting; and

•	provides a Rapid Application Development, or RAD, environment via the E-Portal Express for quick implementation needs and out-of-the-box functionality that can be deployed in hours after installation and not months.

      We intend to enhance our technology by continuing to devote significant resources to research and development efforts and by forming strategic relationships that will enable us to further enhance the performance and adaptability of our software.

      Expand Sales, Distribution and Marketing. We plan to continue to build our network of resellers of products who also provide related services, manufacturers who use our software in their products, system integrators who bring together various hardware and software to solve a specific customer problem and distributors to expand our indirect distribution worldwide.

      Increase Use by Existing Customers. The value of our software to our customers grows as it is deployed more widely throughout the organization for the following reasons:

•	more data can be accessed by customers’ users as the number of departments within an organization that uses our software increases;

•	users become more accustomed to using the portal to access data;

•	users contribute increasing amounts of information to the portal, which makes this information accessible to all authorized users;

•	provides a cross-platform architecture that allows for system migration across hardware and operating system platforms (Windows, Unix);

•	provides excellent migration compatibility to preserve customer investment of software and reports previously developed; and

•	offers general feature and performance enhancements with each subsequent release.

      For these reasons, we believe that our customers are able to realize greater productivity and efficiency in their businesses. We believe that our success at winning and delivering initial deployments of our software by customers can be grown to enterprise-wide adoption of our technology, which would generate significant added revenue.

Technology

      We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that gives users a single browser-based interface to quickly and easily access up-to-the-minute information from a variety of enterprise data sources. Combining this easy-to-use browser-based interface with our products’ information delivery capability, our software provides secure access and delivery of data.

      Adaptable Internet Architecture. The architecture of the Viador E-Portal is designed for the web, which gives it the ability to accommodate significant increases in the number of users and the amount of information. Our software’s highly adaptable architecture and software development kit give customers the added flexibility to customize and extend their enterprise information portal as their needs evolve. It is Java-based, it operates on Microsoft Windows NT™, Windows 2000™ servers and UNIX. Our software works with major web servers and browsers.

      Comprehensive Access. Our software provides comprehensive information access for the following categories of data, content and application:

•	structured data, including data from relational and multi-dimensional databases, data marts, data warehouses and business software;

•	unstructured data, including data contained in internal company networks, on the Internet, in groupware and in documents stored in file systems;

•	event data, such as news or stock quotes, that is constantly changing and which is delivered in real time;

•	Internet content in the form of news feeds from the World Wide Web; and

•	applications operating within an organization or as services over the Internet.

      Information Personalization. We address the information overload problem by helping users locate and retrieve the most pertinent business information. This capability increases the efficiency of information use by our customers’ employees. Our software allows the organization to focus information by subject, by user, by department, by role within the organization and according to other criteria. Its capabilities permit the location of and access to desired information from structured, unstructured and event data sources. In addition, our software permits each user to customize his or her portal interface to access and display information in accordance with that user’s needs and preferences.

      Secure Information Sharing. Security features are essential to permit customers to share confidential information rapidly over the Internet with a large number of geographically distributed offices, employees, customers, suppliers and partners. Our products’ security features operate in conjunction with our customers’ existing security services to identify and authenticate users. These features permit the enterprise to establish multiple levels of access rights based upon each user’s job function and organizational role.

      Easy Administration. Our software facilitates the management of enterprise information in large organizations with thousands of users, giving the system administrator an added measure of flexibility to centrally monitor and administer the system from virtually anywhere. User administration by the user’s job function and organizational role enables the administrator to precisely delineate access privileges to reports, databases and documents for individual users and groups. The server management component of our software audits server usage and monitors user access in real time.

Products and Services

          Products

      The Viador E-Portal Express product family is comprised of the following products which are sold both individually and in combination with other products.

      The Viador E-Portal is the foundation of the product family. It consists of the Viador Information Center, a high performance, Java™ server, a web-browser based user interface and a set of programming interfaces for customizing the Viador E-Portal user interface and for integrating enterprise content, productivity tools and enterprise applications. The Viador E-Portal supports site-wide custom branding and individual personalization of the user interface and integrates unstructured documents, structured databases and web based content and data feeds into a clearly organized and easily searched portal layout that resembles familiar consumer portals. The Viador E-Portal allows enterprises to maximize the value of their enterprise knowledge base and to easily and securely deploy a wide range of information sources and enterprise applications to employees, supply chain partners and customers.

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

      Viador E-Business Intelligence is a set of integrated web based reporting and analysis tools that allows the Viador E-Portal to deliver standard reports, real time data access and data visualization and interactive business analysis presentations. These 100% web based tools allow enterprise developers to create, schedule and publish interactive and printable reports, charts, crosstabs and multi-dimensional OLAP presentations through the Viador E-Portal. The Viador E-Business Intelligence tools include Viador Gateway which accesses a wide range of data sources including relational databases such as Oracle™, IBM DB2™, Microsoft SQL Server™ and Sybase and multi-dimensional databases such as Hyperion Essbase™, Oracle Express™ and Microsoft OLAP services.

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

      Consulting. Our pre-sale and post-sale technology implementation services work seamlessly together so that our assigned consulting engagement team can work with a customer from the initial business problem discussions through implementation of their solution. We believe that this allows us to develop greater knowledge of the customer’s environment and add the highest level of value. Our consultants are qualified and trained to perform a wide variety of services including prototype development, installation, and configuration and testing of our software and integration with the customer’s existing databases, security and other systems. Our consultants also help customers develop a strategy for the customers’ enterprise-wide deployment of our software. Once deployed into a customer site on an engagement, our consultants become advisors and help us discover new business opportunities within the company.

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

      Direct Sales. We sell our software primarily through our domestic direct sales organization. Technical sales support is provided by sales engineers located both in the field and at our headquarters.

      International. Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the Nordic Region (Finland, Norway, Sweden, Denmark), Italy, Greece, Isreal and Russia. We have our own direct Sales and Presales Team in Germany, Switzerland and the United Kingdom. In Asia, we use distributors in Japan, Korea, Indonesia, China and Hong Kong. For information regarding revenues from international operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Revenue” on page 22.

      OEMS. We continue to focus on developing OEM relationships to leverage our sales efforts. Our largest current OEM is Micromuse.

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

      Since our products affect users throughout the customer’s organization, our sales effort involves multiple decision makers and frequently include the chief executive officer, the chief financial officer, and senior vice president of worldwide sales and marketing. While the average sales cycle varies substantially from customer to customer, for initial sales it has generally ranged from two to nine months. Our sales cycle is affected by seasonal fluctuations as a result of our customers’ fiscal year budgeting cycles and slow summer purchasing patterns overseas. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter because our customers often delay purchases of products to the end of the quarter. Also, we expect our revenue to be higher in the fourth quarter than in other quarters of the year. For further discussion regarding these risks, see “Risk Factors That May Affect Future Results — Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline” on page 37.

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

      We believe with our current sales and marketing staff, we can continue to support the existing demand for our enterprise information portal software and services. We may consider expanding our sales and marketing staff, domestically and internationally, to take advantage of any increase in demand for our products and services. However, our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. For additional discussion of risks we face with respect to our inability to retain and grow our sales and marketing staff, see “Risk Factors That May Affect Future Results — If we do not expand our customer base, we may never become profitable and our stock price will likely decline” on page 35.

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

      Our current product development activities focus on product enhancements to the Viador E-Portal and the integration of external services and partner technology. These development efforts may not be completed within our anticipated schedules, and if completed, they may not have the features necessary to make them successful in the marketplace. Delays or problems in the development or marketing of product enhancements or new products could result in a material adverse effect on our business. We believe that significant investments in research and development are required to remain competitive. Our research and development expenditures were $4.7 million, $8.3 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. While we intend to continue to invest a significant percentage of our total revenues in research and development, a number of our competitors are in a position to expend substantially more absolute dollars on research and development than we are. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Operating Expenses — Research and Development” on page 25. For a discussion of risks related to our product development, see “Risk Factors That May Affect Future Results — Risks Related To Our Industry — If we fail to manage technological change or effectively respond to changes in customer needs, demand for our products and services will drop and our business will suffer,” on page 41.

Competition

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence software vendors, large application software vendors, and application server vendors that provide a portal add-on. Business intelligence software is installed on a personal computer and permits the analysis of information in databases. We also face indirect competition from potential customers’ internal development efforts.

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

      It is also possible that new competitors, alliances among competitors or other third parties may emerge and rapidly acquire significant market share. We expect that competition in our markets will increase as a result of consolidation and the formation of alliances in the industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business. We may be unable to compete successfully against current or future competitors and the competitive pressures we face may materially adversely affect our business. For a discussion of the competitive risks we face, see “Risk Factors That May Affect Future Results — Risks Related To Our Industry — The markets in which we compete are highly competitive and we may not be able to compete effectively” on pages 41.

Intellectual Property Rights

      Our success depends upon our proprietary technology. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. For example, we license rather than sell our software to customers and require licensees to enter into license agreements that impose certain restrictions on licensees’ ability to utilize the software. We have applied for two U.S. patents, but we have no patents or patent applications pending in any foreign countries. There can be no assurance that any of our patents, copyrights or trademarks will not be challenged or invalidated.

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

      We are not aware that our products, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties. Third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Those prior employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any claims of that variety, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Those royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse affect on our business. For additional discussion regarding our intellectual property risk, see “Risk Factors That May Affect Future Results — Risks Related To Viador — If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product presentation, which would undermine the relative appeal of our products to customers and reduce our sales” on page 40.

Employees

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

Executive Officers of the Registrant

      The following table sets forth certain information regarding our current executive officers as of December 31, 2001:

Name	Age	Position

Stan X. Wang	39	Chief Executive Officer and President
Nathan A. Cammack	55	Chief Financial Officer and Vice President of Finance and Administration

      Stan X. Wang is a co-founder of Viador Inc. Mr. Wang has served as Chairman of the Board of Directors since Viador was founded in December 1995. From December 1995 to October 2000, and from August 2001 to the present, Mr. Wang served as President and Chief Executive Officer. Prior to founding Viador, Inc., from January 1995 to December 1995, Mr. Wang oversaw the data warehouse division of the RightSizing Group, a software and services company focused on Internet, data warehouse and large database and financial database applications, where he designed and implemented numerous large enterprise software projects. Mr. Wang holds a B.S. in Electrical Engineering from Tsing Hua University in China, an M.S. in Mathematics from Oregon State University and an M.S. in Mechanical Engineering from the California Institute of Technology.

      Nathan A. Cammack has served as Vice President of Finance and Administration and Chief Financial Officer since October 2001. Previously, Mr. Cammack served as Chief Financial Officer of Infolio, Inc., a privately held company involved in wireless technology and an OEM licensee of Viador, Inc., from February 2000 until October 2001. Previously, Mr. Cammack served in a business development role for Spectrum Telecorp, a privately held company engaged in telecommunications billing services, from October 1997 to February 2000. Previously, from October 1996, to October 1997, Mr. Cammack served as Operations Controller for Packard Bell/ NEC. Previously, Mr. Cammack held CFO positions at privately held companies including Maxoptix, Vicom, and DAVID Systems. Mr. Cammack held a variety of finance and accounting positions at Xerox, Intel and Memorex. Mr. Cammack holds a B.A. from San Francisco State University, and an M.B.A. from Santa Clara University.

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

          Class Action Law Suit

      On December 6, 2000, 101go filed a complaint against us with the Supreme Court of New York, County of Broome, in New York State, alleging breach of contract. On February 21, 2001, we responded to 101go’s complaint and filed a counter-claim alleging breach of contract. On December 12, 2001, Viador and 101go entered into a Settlement Agreement and General Release was executed, under which we paid to 101go the sum of $17,500. Each company filed and served their respective Dismissals with Prejudice, and the matter was closed.

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

      On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the securities of Viador, Inc. between October 25, 1999 and December 6, 2000, inclusive. This proceeding is at a very early stage and we are unable to speculate as to ultimate outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol “VIAD” from October 26, 1999 until it was delisted on October 31, 2001. Subsequent to October 31, 2001, our common stock has traded on the Nasdaq National Market Over-the-Counter Bulletin Board. The following table sets forth the range of high and low sales prices reported on the Nasdaq National Market and the Nasdaq Over-the-Counter Bulletin Board for our common stock for the periods indicated.

	High	Low

Fiscal 2000:
First Quarter	$64.81	$25.75
Second Quarter	$49.00	$7.13
Third Quarter	$17.18	$8.50
Fourth Quarter	$8.87	$1.00
Fiscal 2001:
First Quarter	$1.88	$0.41
Second Quarter	$1.35	$0.34
Third Quarter	$0.43	$0.12
Fourth Quarter	$0.20	$0.06

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

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

      Until September 6, 2001, interest accrued on the outstanding principal amount at an annual stated rate of one percent plus the prime rate, compounded quarterly. After September 6, 2001, interest accrued at an annual stated rate of three percent plus the prime rate, compounded quarterly. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. The lenders also had the option, but only upon our mutual agreement, to convert the notes into equity securities we issued to any third party in any equity financing during the term of the note at a conversion price equal to the price per share at which the securities were sold to the third party. The notes were in no event convertible into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial stockholder or underwriter, would have exceeded 19.9% of our total issued and outstanding shares of voting stock as of the date of conversion. The lenders elected not to convert any of the notes and we repaid the full loan principal on the notes, in an aggregate amount of $500,000 along with accrued interest in the aggregate amount of $7,267 on September 16, 2001, September 24, 2001 and October 5, 2001.

      The warrants each expire on July 6, 2003 and are exercisable at any time or from time to time, in whole or in part, for an aggregate number of 1,250,000 shares of our common stock at a price per share of $0.40. The warrants are in no event exercisable into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from us or any person acting on our behalf, such as an officer, director, substantial stockholder or underwriter, would exceed 19.9% of our total issued and outstanding shares of voting stock as of the date of exercise.

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

      On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a commitment to provide us with additional financing of up to $2.0 million upon our request from Mr. Heungyeung Yeung, who currently holds certain of our securities. Mr. Yeung’s commitment to provide $2.0 million in additional financing is subject to certain conditions relating to our ability to meet our obligations under the notes and warrants issued to Mr. Yeung, changes in our equity ownership, composition of our management team and any change in control.

      As consideration for the funds and the commitment to provide additional funds, we issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1 million and is convertible into 16,711,230 shares of our common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

      One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of our common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of our common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung’s failure to provide additional funding is due to our failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

      Each time we receive additional funding from Mr. Yeung, we will issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date such note, plus (b) three percent (3%). Any such note will be convertible into either shares of our common stock or any equity securities we issue to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into our common stock, the note will be convertible into a number of shares of our common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

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

ITEM 6. SELECTED FINANCIAL DATA

      The tables that follow present portions of our financial statements and are not complete. You should read the following selected financial data in conjunction with our financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19. The statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001, and 2000 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this filing. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 are derived from audited financial statements that are not included in this filing. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. For further information about our historical results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands except per share data)
Statement of Operations Data:
Revenues:
License	$4,652	$18,687	$7,320	$2,283	$839
Service	4,445	7,538	2,831	1,542	743

Total revenue	9,097	26,225	10,151	3,825	1,582

Cost of revenue:
Amortization of capitalized software	3,453	925	—	—	—
License and service cost of revenue	2,920	9,436	2,691	1,387	903

Total cost of revenue	6,373	10,361	2,691	1,387	903

Gross profit	2,724	15,864	7,460	2,438	679

Operating expense:
Sales and marketing	11,509	28,211	11,266	4,295	1,802
Research and development	4,679	8,256	5,931	2,481	1,351
General and administrative	5,240	6,853	2,940	1,365	936
Amortization of goodwill	169	427	—	—	—
Restructuring expense	251	693	—	—	—
Loss on lease termination	2,824	1,270	—	—	—
Impairment loss — goodwill	1,536	—	—	—	—
Impairment loss — equipment held for sale	850	—	—	—	—
Amortization of stock-based compensation	(121)	1,021	1,254	445	—
Loss on sale of equipment	190	—	—	—	—

Total operating expense	27,127	46,731	21,391	8,586	4,089

Operating loss	(24,403)	(30,867)	(13,931)	(6,148)	(3,410)
Other income and expense, net	(369)	1,535	624	(63)	62

Net loss before income taxes and extraordinary item	(24,772)	(29,332)	(13,307)	(6,211)	(3,348)
Extraordinary gain on extinguishment of debt	377	—	—	—	—
Provision for income taxes	(65)	—	—	—	—

Net loss	$(24,460)	$(29,332)	$(13,307)	$(6,211)	$(3,348)

Basic and diluted net loss per share	$(1.03)	$(1.67)	$(2.20)	$(1.82)	$(1.34)

Weighted average shares used in computing basic and diluted net loss per share	23,931	17,547	6,043	3,416	2,495

	As of December 31

	2001	2000	1999	1998	1997

	(In thousands except per share data)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,043	$15,955	$44,720	$4,181	$1,029
Working capital (deficiency)	(3,305)	6,447	41,755	2,771	(317)
Total assets	3,306	35,615	52,178	7,185	2,918
Total stockholders’ equity (deficit)	(2,419)	17,165	43,458	3,371	90

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K/ A may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company’s short operating history which makes it difficult to predict its future results of operations; the dependence of the company’s revenue upon the company’s suite of products; the company’s history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company’s future operating results could fluctuate which may cause volatility or a decline in the price of the company’s stock.

Overview

      We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E, use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web and works with a customer’s existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage and share information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency. We had net losses of approximately $24.5 million, $29.3 million, and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we had accumulated deficits of approximately $76.8 million and $52.3 million as of December 31, 2001 and 2000, respectively.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Recent Events

          Class Action Law Suit

      On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the our securities of between October 25, 1999 and December 6, 2000, inclusive. As of this date, we have not been served with legal process and are unable to speculate as to the ultimate outcome of this proceeding.

          NASDAQ Notice of Noncompliance and Delisting

      On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that its securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and stockholders’ equity, market capitalization, total assets, total revenues, stockholder approval and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 we were notified by Nasdaq that our securities would be delisted from the National Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

          Private Financing

      On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities and warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. On March 18, 2002, we received $1.0 million in financing through a private offering of convertible debt securities and warrants. For further information regarding these offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Changes in Securities and Use of Proceeds – Information Required by Item 701 of Regulation S-K.”

          Management Changes

      On August 13, 2001, Stan Wang was appointed president of Viador. On September 21, 2001, Dick Warmington resigned as Viador’s interim chief executive officer and Stan Wang was appointed chief executive officer. Dick Warmington continues to serve as a member of Viador’s Board of Directors and its audit committee.

      On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing.

      On October 8, 2001, Nathan A. Cammack was appointed vice president of finance and administration and chief financial officer replacing Alice Pilch, who resigned on September 21, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

          Restructuring

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

          Segment Presentation

      We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Fluctuations in Operating Results

      We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	our presence in international markets;

•	introductions of new products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the size and timing of customer orders;

•	hiring and retention of key personnel;

•	the mix of products and services we sell;

•	the timing and magnitude of our capital expenditures;

•	conditions specific to the enterprise information portal market and other general economic factors.

      Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Results of Operations

      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated.

	Years Ended December 31,

	2001	2000	1999

Revenue:
License	51.1%	71.3%	72.1%
Service	48.9	28.7	27.9

Total revenue	100.0	100.0	100.0

Cost of revenue:
Amortization of capitalized software	38.0	3.5	—
License and service cost of revenue	32.1	36.0	—

Total cost of revenue	70.1	39.5	26.5

Gross profit	29.9	60.5	73.5

Operating expenses:
Sales and marketing	126.5	107.6	111.0
Research and development	51.4	31.5	58.3
General and administrative	57.6	26.1	29.0
Amortization of goodwill	1.9	1.6	—
Restructuring expense	2.8	2.6	—
Loss on lease termination	31.0	4.8	—
Impairment loss — goodwill	16.9	—	—
Impairment loss — equipment held for sale	9.3	—	—
Amortization of stock-based compensation	(1.3)	3.9	12.4
Loss on sale of equipment	2.1	—	—

Total operating expenses	298.2	178.1	210.7

Operating loss	(268.3)	(117.6)	(137.2)

Other income (expense):
Interest income	1.8	6.2	6.1
Interest expense	(0.1)	(0.2)	—
Non-cash interest expense	(5.5)	—	—
Other income and expense	(0.3)	(0.2)	—

Other income (expense), net	(4.1)	5.8	6.1

Net loss before income taxes and extraordinary item	(272.3)	(111.8)	(131.1)
Extraordinary gain on extinguishment of debt	4.1	—	—
Provision for income taxes	(0.7)	—	—

Net loss	(268.9)%	(111.8)%	(131.1)%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue

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

      Total Revenue. Total revenue was approximately $9.1 million, $26.2 million and $10.1 million in 2001, 2000 and 1999, respectively, representing a decrease of $17.1 million, or 65%, from 2000 to 2001, and an increase of approximately $16.1 million, or 158%, from 1999 to 2000. For the year ended December 31, 2001, license revenues and service revenue accounted for 51% and 49% of total revenue, respectively, as compared to 71% and 29% of total revenue, respectively, for the year ended December 31, 2000 and 72% and 28% of total revenue, respectively, for the year ended December 31, 1999. The decrease in total revenue in 2001 was primarily due to reductions in license revenue resulting from decreased demand for our products and secondarily, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower new customer license revenues caused both by the generally poor economic climate and our financial condition versus the continuing demand from existing customers for customization of their licensed portal products. The increase in revenue in absolute dollars from

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1999 to 2000 was primarily due to increased license revenue as the availability of new software products attracted new customers, including 140 new customers during the year ended December 31, 2000.

      License Revenue. License revenue for the years ended December 31, 2001, 2000 and 1999 was $4.6 million, $18.7 million and $7.3 million, respectively, or 51%, 71% and 72% of total revenue, respectively. License revenue decreased $14.0 million, or 75%, from 2000 to 2001 due to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability. License revenue increased $11.4 million, or 155%, from 1999 to 2000 due to the introduction of Viador Portlets™ in the fourth quarter of 2000.

      Service Revenue. Service revenue for the years ended December 31, 2001, 2000 and 1999 was $4.4 million, $7.5 million and $2.8 million, respectively, or 49%, 29% and 28% of total revenue, respectively. Service revenue decreased $3.1 million, or 41%, from 2000 to 2001 due to a decrease in consulting services provided, although the percentage reduction was less dramatic than that for license revenues for the same periods. Service revenue increased by $4.7 million, or 166%, from 1999 to 2000. Increases in service revenue for both years were due to an increase in labor force in the service area, which permitted Viador to further expand its services.

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

      Geographic Mix. International revenue (sales outside of the United States) for years ended December 31, 2001, 2000 and 1999 were 19%, 14% and 6% of total revenue, respectively. International revenue increased in absolute dollars and as a percentage of total revenue from the similar period in the prior year because of increased distribution channels and customer base in international markets. The increase is also attributable to the fact that a majority of international revenues are generated through substantial distribution partners in non-US markets, giving less profile to our current financial condition. During 2001, our European direct sales organization has been dramatically reduced. We plan to continue to invest in international markets by partnering with OEMs, VARs and distributors throughout the world. International revenues may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Gross margins for the years ended December 31, 2001, 2000 and 1999 were 30%, 60% and 73% of total revenue, respectively. The decrease in gross margin from 2000 to 2001 is primarily due to a reduced proportion of license revenues, which historically have generated for us higher margins than service revenues (contributing approximately 9% to the decline), a significant charge of $3.5 million caused by the acceleration of the amortization of capitalized software development costs. The decrease in gross margin from 1999 to 2000 is primarily due to amortization of capitalized software costs of approximately $0.9 million and increased service costs related to consulting fees and payroll expenses.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

then remaining workforce in the United States. At December 31, 2001, our workforce totaled 33 employees. It is possible that we will have further cost and workforce reductions in the future.

          Sales and Marketing

      Sales and marketing expenses consist of operating expenses associated with Viador’s sales, marketing, international and other business development efforts. Sales and marketing expenses for the years ended December 31, 2001, 2000 and 1999 were $11.5 million, $28.2 million and $11.3 million, or 127%, 108% and 111% of total revenue, respectively. Sales and marketing expenses decreased in absolute dollars from 2000 to 2001 due to reduced salaries and related expenses resulting from decreased staffing associated with announced restructurings in January, April, June and September 2001. Sales and marketing expenses increased in absolute dollars from 1999 to 2000 primarily due to increased staffing, tradeshow events and investment in international costs. In addition, costs of $3.2 million were charged to bad debt reserve for the fiscal year ending December 31, 2000. We believe that sales and marketing expenses are likely to decline in absolute dollars in the near term as a result of the cost containment procedures we have implemented.

     Research and Development

      Research and development expenses consist of operating expenses associated with software development. Research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $4.7 million, $8.3 million, and $5.9 million, respectively, or 51%, 31%, and 58% total revenue, respectively. In 2001, we did not capitalize any software development costs. Had we not capitalized any software development costs for the year ended December 31, 2000, research and development expense would have been 41% of total revenue. Research and development expense decreased by 43% from 2000 to 2001. The decrease in research and development expenses was principally due to our reduced use of outside contractors and reduced salary-related expenses from our restructuring. Research and development expenses increased 32% without software capitalization in 2000 as compared to the year ended December 31, 1999. The increase in research and development expenses in fiscal 2000 compared to 1999 was due to planned increases in research and development headcount plus increased spending for external consultants. Early in fiscal 2000, we began enhancing our E-Portal Suite software, which was already a working product. Accordingly, we had attained technological feasibility, as defined in the accounting standards. We capitalized approximately $3.4 million additional development costs related to enhancing this product in fiscal 2000. In the three months ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from software sales was deemed to be uncertain for purposes of evaluating recoverability. The amount fully amortized and charged to cost of revenue in 2001 was $3.5 million and $0.9 million in 2000.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Restructuring Expense, Impairment Loss and Loss on Lease Termination

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      On July 6, 2001, we raised $0.5 million in cash through a private offering of convertible debt securities and warrants to purchase 1,250,000 shares of common stock at a price of $0.40 per share. We issued three notes to the individual investors. The notes payable bore interest at the stated rate of prime plus 1% until September 6, 2001. After September 6, 2001, the notes bore interest at a rate of 3% plus the prime rate, compounded quarterly. For accounting purposes, approximately $0.2 million was allocated to the warrants and $0.2 million was initially recorded as notes payable with a face value of $0.5 million. The amount allocated to the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 90%. The notes were each convertible at the option of the lenders into shares of our common stock at a conversion price equal to the lower of either the average closing bid price of our common stock on the Nasdaq National Market tier of the Nasdaq Stock Market during the 20 days before July 6, 2001 or the average closing bid price of our common stock on Nasdaq during the 20 days before the date of conversion. We recorded the beneficial conversion feature of approximately $0.3 million (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to the face value of the notes payable of $0.5 million over the term of the debt resulting in a non-cash interest charge of $0.5 million during the third quarter of fiscal year 2001.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions of Income Taxes

      We recorded an income tax provision of $65,000 for the year ended December 31, 2001 in connection with foreign taxes. We did not record an income tax provision for the years ended December 31, 2000 and 1999. The net deferred tax assets as of December 31, 2001, were $0, net of a valuation allowance of $28 million, of which $27 million relates to net operating loss and tax credit carryforwards. The net deferred tax assets as of December 31, 2000 were $0, net of a valuation allowance of $20.4 million, of which $18.5 million relates to net operating loss and tax credit carryforwards. Realization of Viador’s net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards.

Net Loss

      For the years ended December 31, 2001, 2000 and 1999, we recorded a net loss of approximately $24.5 million, $29.3 million and $13.3 million, or 269%, 112% and 131% of total revenue, respectively.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 141 “Business Combinations,” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 (“APB 16”), “Business Combinations.” All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria — the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 did not have a material effect on our consolidated financial position or results of operations.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB 17, “Intangible Assets.” SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 are applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. We do not believe the adoption of SFAS 142 will have a material effect on our consolidated financial position or results of operations.

      In August 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and in October issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. We do not believe the adoption of these Statements will have a material effect on our consolidated financial position or results of operations.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating allowance for doubtful accounts;

•	assessing outcome of litigation;

•	impairment of long-lived and intangible assets and goodwill;

     Revenue Recognition

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

     Estimating Allowance for Doubtful Accounts

      We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for potential credit losses, and these allowances are based on estimates by management. If the estimates of credit risk are understated, we could be exposed to significant amounts of bad debts in excess of our provisions.

     Assessing Outcome of Litigation

      Management’s current estimated liability related to certain pending litigation is based on claims for which our management believes it is probable a liability has been incurred and can estimate the amount or range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      On December 11, 2001, we circulated a workout agreement with certain of our creditors representing approximately $1.9 million of our outstanding accounts payable. In February 2002, these creditors released us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional financing of up to $2.0 million upon request from Mr. Heungyeung Yeung, who currently holds certain of our equity securities. Mr. Yeung’s commitment to provide $2.0 million in additional financing is subject to certain conditions relating to our ability to meet our obligations under the notes and warrants issued to Mr. Yeung, changes in our equity ownership, composition of our management team and any change in control.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Our liquidity and capital requirements depend on numerous factors discussed under the section entitled “Risk Factors That May Affect Future Results” beginning on page 32. Factors such as the ability to expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Viador

We may seek protection, or be the subject of involuntary proceedings, under the Federal Bankruptcy Code.

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

Auditor’s opinion expresses doubt about our ability to continue as a “going concern.”

      The Independent Auditor’s Report issued in connection with the audited financial statements of the Company for our fiscal years ended December 31, 2001 and 2000, expresses substantial doubt about the Company’s ability to continue as a going concern, due to the lack of sufficient source of revenue and our dependence on our ability to raise capital from stockholders or other sources to sustain operations. See “Financial Statements — Independent Auditor’s Report.”

As a result of questions concerning our status as a going concern, our customers and vendors may decide not to do business with us.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Our ability to address these risks depends on a number of factors, which include our ability to:

•	provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

•	market the Viador E-Portal, our other products and the Viador brand name effectively;

•	continue to grow our infrastructure to accommodate new developments in the enterprise information portal software market and increased sales;

•	retain and motivate qualified personnel; and

•	respond to competition.

      We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value.

We may not be able to continue operating if we cannot raise additional financing.

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

Failure to raise additional capital will have a material adverse effect on our ability to operate as a going concern.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” on page 30.

Our cost-cutting efforts may harm our business.

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

      The market for enterprise information portal software is still in its infancy as an emerging technology and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	effectively market the Viador E-Portal, our other products and our services;

•	retain a sufficient number of qualified sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

•	develop for Viador a favorable reputation among our customers, potential customers and participants in the software industry; and

•	withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We have a history of losses and may not be able to achieve profitability on an annual basis in the future.

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

      The market for enterprise information portal software is newly emerging and there can be no assurance that customers will adopt our products. Accordingly, we cannot accurately estimate the potential demand for our products and services. We believe that market acceptance of our products and services principally depends on our ability to:

•	retain a sufficient number of qualified sales and marketing personnel;

•	effectively market the Viador E-Portal, our other products and our services;

•	distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

•	develop a favorable reputation for Viador among our customers, potential customers and participants in the software industry; and

•	withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

      Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

We were unable to maintain our listing on The Nasdaq National Market tier of the Nasdaq Stock Market.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

including net tangible assets and stockholders’ equity, market capitalization, total assets, total revenues, and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 we were notified by Nasdaq that our securities would be delisted from the Nasdaq National Stock Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

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

The trading price for our common stock has fallen substantially and this could affect our ability to raise capital and your ability to resell your shares at or above the price you paid to purchase such shares.

      The stock market, in general, and the trading prices of shares in public technology companies, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

•	investor perception of us and Internet-related businesses in general;

•	general economic conditions both in the United States and in foreign countries;

•	our results in operations;

•	adverse business developments;

•	changes in financial estimates by securities analysts; and

•	announcements by our competitors of new products and services.

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

If our stock price is volatile, we may become subject to securities litigation which is expensive and could result in a diversion of resources.

      Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management’s attention that could cause our business to be harmed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Future sales of our common stock may negatively affect our stock price.

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

      We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services;

•	our expansion into international markets;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

•	retention of key personnel;

•	conditions specific to the enterprise information portal market and other general economic factors;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

•	new government legislation or regulation.

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

Because our customers’ orders vary substantially in size, our quarterly operating results are difficult to forecast and may fluctuate.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer and our stock price may decline.

      The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and our education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months. A successful sales cycle typically includes presentations to both business and technical decision makers. The implementation of our products involves a significant commitment of resources by prospective customers. Accordingly, a purchase decision for a potential customer typically requires the approval of several senior decision makers. Our sales cycle is also affected by the business conditions of each prospective customer. Due to the relative importance of many of our individual product sales, a lost or delayed sale could adversely affect our quarterly operating results. Our sales cycle is also affected by seasonal fluctuations as a result of our customers’ fiscal year budgeting cycles and slow summer purchasing patterns overseas. Also, we expect revenue to be higher in the fourth quarter than in other quarters of the year since many customers strive to spend unused budgeted dollars before the end of the year.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Our international operations are subject to a number of risks, including:

•	costs of customizing our products for foreign countries;

•	protectionist laws and business practices favoring local competition;

•	dependence on the performance of local resellers and other strategic partners;

•	adoption of general Internet technologies in each international market;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales and payment cycles;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing international operations;

•	greater difficulty or delay in accounts receivable collection;

•	foreign currency exchange rate fluctuations;

•	multiple and conflicting tax laws and regulations; and

•	political and economic instability.

If our plan to sell the Viador E-Portal directly to customers is not successful, we may not be able to grow our revenue and our stock price may suffer.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

If we do not manage the recent reduction in our workforce, it could have a material adverse effect on our business.

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

We have appointed a new president and chief financial officer, and the integration of these officers may interfere with our operations.

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

      Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Messrs. Wang and Cammack. The loss of the services of Messrs. Wang and/or Cammack could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

If we do not successfully recruit and retain skilled personnel for permanent management positions, we may not be able to effectively implement our business objectives.

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

We may not be able to recruit and retain personnel, which would impair our growth.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Class action litigation due to stock price volatility could lead to substantial costs and divert our management’s attention and resources.

      In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we have been the target of securities litigation, such as the class action law suit filed against us by The Plaintiffs’ Executive Committee. Securities litigation could result in substantial costs and could divert our management’s attention and resources. For further information regarding the law suit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — Class Action Law Suit” on page 41.

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

Risks Related To Our Industry

The markets in which we compete are highly competitive, and we may not be able to compete effectively.

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of corporate portal software. We also compete with business intelligence software vendors, large application software vendors, and application server vendors providing a portal add-on. Business intelligence software is installed on a personal computer and permits the analysis of information in databases. We also face indirect competition from potential customers’ internal development efforts. We cannot assure that we will be able to successfully compete against current and future competitors, or that competitive pressures we face will not materially adversely affect our business, prospects, operating results and financial condition.

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

      The market for enterprise information portals is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;

•	the technological life cycles of our products are difficult to estimate;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

•	the price of the products and services we provide may decline as rapidly as, or more rapidly than, the cost of any competitive alternatives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      We expect that our customers increasingly will demand additional information and reports with respect to the services we provide. In addition, if we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties in responding to customer demand for our services and providing technical support in accordance with our customers’ expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. We may not be able to keep pace with any growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a business in our evolving and increasingly competitive industry. If we are unable to address these customer demands, our business and prospects will suffer.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      Provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of our business. For example, our board of directors is divided into three classes to serve staggered three-year terms, we may authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock, our stockholders may not take actions by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

      Viador places its investments in instruments that meet high credit quality standards, as specified in Viador’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At December 31, 2001, we held no interest-bearing investments. At December 31, 2000 and 1999, our cash investments were all short-term and had an average interest rate ranging from 6.56% to 6.73%. The fair value of our cash investments approximated the book value as of December 31, 2001 and 2000 of $0.5 million and $16.0 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Supplementary Data of Viador Inc. required by this item are set forth on the pages indicated for Item 14(a).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors of Viador is set forth under “Election of Directors” on pages 15-16 of Viador’s Notice of Annual Meeting of Stockholders and Proxy Statement, as amended, dated May 2, 2002 (the “Notice of Proxy Statement”), which pages are incorporated herein by reference. Information with respect to the Company’s executive officers who are not directors is included in “Item 1. Business — Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding Viador’s compensation of its named executive officers and directors is set forth on pages 18-21 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth on pages 21-23 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is set forth on page 29-30 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements.

2. Financial Statement Schedule.

      The following Financial Statement Schedule of the Registrant is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Exhibit Title

****3.1	Form of Amended and Restated Certificate of Incorporation
****3.2	Form of Amended and Restated Bylaws
*4.1	Reference is made to Exhibit 3.1
*4.2	Reference is made to Exhibit 3.2
*4.3	Specimen Common Stock certificate
*4.4	Amended and Restated Investors’ Rights Agreement, among the Registrant and the parties listed on Schedule A thereto, dated May 21, 1999
*10.1	Form of Amended and Restated 1997 Stock Option and Incentive Plan
*10.2	Form of 1999 Stock Incentive Plan
*10.3	Form of 1999 Employee Stock Purchase Plan
*10.4	Form of Indemnification Agreement for Officers and Directors
*10.5	Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of December 16, 1997 and related office leases
*10.6	Collateral Assignment, Patent Mortgage and Security Agreement, by and between the Registrant and Comerica Bank — California, dated March 4, 1997
*10.7	Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank — California, dated March 17, 1999
*10.8	SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998
*10.9	Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
*10.10	Variable Rate Single Payment Note by and between the Registrant and Comerica Bank — California, dated June 29, 1999
**10.11	Alza Corporation Sublease to Viador Inc., by and between the Registrant and Alza Corporation, dated January 31, 2000
**10.12	Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the Registrant, dated January 20, 2000
***10.13	Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.14	Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.15	Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
***10.16	Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
****10.17	Note Secured by Stock Pledge Agreement, by and between Mr. Steve Dille and the Registrant, dated July 13, 2000
****10.18	Stock Pledge Agreement, by and between Mr. Steve Dille and the Registrant, dated July 13, 2000
****10.19	Employment Agreement between Mr. Steve Dille and the Registrant dated November 30, 2000
****10.20	Employment Agreement by and between Mr. Johnathan Harding and the Registrant dated October 5, 2000
****10.21	Mutual Release Agreement by and between Viador GmbH and the Registrant Dated November 27, 2000
^10.22	Sublease Termination Agreement by and between the Registrant and Alza Corporation, dated May 31, 2001.

Exhibit No.	Exhibit Title

^10.23	Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
^10.24	Form of Convertible Promissory Note issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
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
Schedule of Warrants Issued:
(a) Warrant for 750,000 shares issued to Mr. Zhihan Wang;
(b) Warrant for 250,000 shares issued to Mr. Dick Warmington;
(c) Warrant for 250,000 shares issued to Mr. Kin Lui.
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
Schedule of Issued Warrants in Equity Financing
a. Warrant to Mr. Heungyeung Yeung
b. Warrant to Mr. Zhihan Wang
c. Warrant to Magison Investment Ltd.
^10.32	Employment Agreement by and between the Registrant and Alice Pilch dated June 25, 2001.
#10.33	Convertible Note and Warrant Purchase Agreement by and between the Registrant and Heungyeung Yeung dated March 18, 2002.
#10.34	Form of Convertible Promissory Note Issued to Mr. Yeung in connection with Convertible Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung dated March 18, 2002.
#10.35	Form of Convertible Promissory Note issuable to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.
#10.36	Form of Warrant issued to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.
#10.37	Form of Warrant issued to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.

Exhibit No.	Exhibit Title

#10.38	Workout Agreement by and between Registrant and certain of its creditors as listed therein, dated December 11, 2001.
23.1	Independent Auditors’ Report and Consent.
24.1	Power of Attorney (included on page 51).

*	Incorporated by reference to Exhibits of the Registrant’s Registration Statement on Form S-1 (File No. 333-84041) filed on October 25, 1999.

**	Incorporated by reference to Exhibits of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated April 2, 2001.

^	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on August 20, 2001.

#	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2002.

      (b) Reports on Form 8-K.

      The Registrant filed a report on Form 8-K on October 10, 2001 announcing the appointment of Stan X. Wang as President and Chief Executive Officer and Nathan A. Cammack as Chief Financial Officer and the resignations of Dick Warmington as Chief Executive Officer and Alice Pilch as Chief Financial Officer.

      (c) See the Exhibit Index of this Annual Report on Form 10-K/A.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May 2002.

VIADOR INC.

BY:	/s/ Stan X. Wang

STAN X. WANG
President and
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stan X. Wang and Nathan A. Cammack jointly and severally, as such person’s attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ Stan X. Wang Stan X. Wang	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 6, 2002

/s/ Nathan A. Cammack Nathan A. Cammack	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 6, 2002

/s/ Teddy Kiang Teddy Kiang	Director	May 6, 2002

/s/ Song Jun Song Jun	Director	May 6, 2002

Zhihan Wang	Director	May , 2002

Dick Warmington	Director	May , 2002

VIADOR INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Viador Inc.:

      We have audited the accompanying consolidated balance sheets of Viador Inc. and subsidiary (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California
March 27, 2002

VIADOR INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$518	$15,955
Restricted cash	525	—
Accounts receivable, net of allowance of $380 and $2,033 in 2001 and 2000, respectively	1,195	7,072
Other current assets	182	1,870

Total current assets	2,420	24,897
Property and equipment, net	726	4,357
Capitalized software development cost, net	—	2,453
Goodwill and other intangibles, net	—	1,705
Other assets	160	2,203

Total assets	$3,306	$35,615

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$—	$6,000
Accounts payable	2,273	1,376
Accrued expenses	582	3,640
Accrued vacation	158	1,052
Accrued bonus	84	1,035
Accrued restructuring expenses	23	693
Deferred revenue	2,605	4,654

Total current liabilities	5,725	18,450

Commitments and contingency (Note 12)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; — 10,000,000 shares authorized as of December 31, 2001 and 2000. None issued and outstanding as of December 31, 2001 and 2000.	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2001 and 2000; 33,147,212 and 18,199,139 shares issued and outstanding as of December 31, 2001 and 2000, respectively	34	19
Additional paid-in capital	74,809	71,431
Deferred stock-based charges	(452)	(1,759)
Treasury stock	(34)	(34)
Notes receivable from stockholders	—	(123)
Accumulated deficit	(76,776)	(52,316)
Accumulated other comprehensive loss	—	(53)

Total stockholders’ equity (deficit)	(2,419)	17,165

Total liabilities and stockholders’ equity (deficit)	$3,306	$35,615

See accompanying notes to consolidated financial statements.

VIADOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue:
License	$4,652	$18,687	$7,320
Service	4,445	7,538	2,831

Total revenue	9,097	26,225	10,151

Cost of revenue:
Amortization of capitalized software	3,453	925	—
License and service cost of revenue	2,920	9,436	2,691

Total cost of revenue	6,373	10,361	2,691

Gross profit	2,724	15,864	7,460

Operating expenses:
Sales and marketing	11,509	28,211	11,265
Research and development	4,679	8,256	5,931
General and administrative	5,240	6,853	2,940
Amortization of goodwill	169	427	—
Restructuring expense	251	693	—
Loss on lease termination	2,824	1,270	—
Impairment loss — goodwill	1,536	—	—
Impairment loss — equipment held for sale	850	—	—
Amortization of stock-based compensation*	(121)	1,021	1,255
Loss on sale of equipment	190	—	—

Total operating expenses	27,127	46,731	21,391

Operating loss	(24,403)	(30,867)	(13,931)
Other income and (expense):
Interest income	166	1,636	627
Interest expense	(10)	(60)	(3)
Non-cash interest expense	(500)	—	—
Other income and expense, net	(25)	(41)	—

Other income and expense	(369)	1,535	624

Net loss before income taxes and extraordinary item	(24,772)	(29,332)	(13,307)
Extraordinary gain on extinguishment of debt	377	—	—
Provision for income taxes	(65)	—	—

Net loss	$(24,460)	$(29,332)	$(13,307)

Basic and diluted net loss per share before extraordinary item	$(1.03)	$(1.67)	$(2.20)

Basic and diluted net loss per share — extraordinary item	$0.01	$—	$—

Basic and diluted net loss per share	$(1.02)	$(1.67)	$(2.20)

Shares used in computing basic and diluted net loss per share	23,931	17,547	6,043

*	The allocation of the amortization of stock-based compensation relates to the following expense categories as follows:

	2001	2000	1999

Cost of revenue	$(2)	$102	$63
Sales and marketing	(71)	705	527
Research and development	(16)	194	288
General and administrative	(32)	20	377

	$(121)	$1,021	$1,255

See accompanying notes to consolidated financial statements.

VIADOR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Convertible					Deferred-		Notes		Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock-		Receivable		Other	Stockholders’
					Paid-in	Based	Treasury	From	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Charges	Stock	Stockholders	Deficit	Loss	(Deficit)

Balances as of December 31, 1998	4,306,866	$4	4,664,589	$5	$14,221	$(1,148)	$(34)	$—	$(9,677)	$—	$3,371
Stock options exercised	—	—	395,784	—	197	—	—	—	—	—	197
Issuance of Series C convertible preferred stock net of $38 issuance costs	2,495,994	3	—	—	14,540	—	—	—	—	—	14,543
Cashless exercise of warrants for preferred stock	2,923	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in public offering net of $4,168 issuance costs	—	—	4,600,000	5	37,227	—	—	—	—	—	37,232
Warrants for services performed	—	—	—	—	37	—	—	—	—	—	37
Preferred stock converted to common stock	(6,805,783)	(7)	6,805,783	7	—	—	—	—	—	—	—
Options issued to non-employees	—	—	—	—	35	—	—	—	—	—	35
Exercise of warrants	—	—	93,082	—	95	—	—	—	—	—	95
Deferred stock- based compensation related to stock option grants	—	—	—	—	1,903	(1,903)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,255	—	—	—	—	1,255
Net loss	—	—	—	—	—	—	—	—	(13,307)	(13,307)	(13,307)

Comprehensive loss										(13,307)

Balances as of December 31, 1999	—	—	16,559,238	17	68,255	(1,796)	(34)	—	(22,984)	—	43,458
Stock options exercised	—	—	1,459,531	2	244	—	—	—	—	—	246
Stock options exercised for notes	—	—	94,167	—	497	—	—	(497)	—	—	—
Cancellation of stockholder note	—	—	(44,167)	—	(233)	—	—	233	—	—	—
Repurchase of restricted stock	—	—	(31,202)	—	(142)	—	—	141	—	—	(1)
Repurchase of stock in settlement of option exercise payments	—	—	(675)	—	—	—	—	—	—	—	—
Options issued to non-employees	—	—	—	—	102	(19)	—	—	—	—	83
Warrants	—	—	—	—	1,529	(1,529)	—	—	—	—	—
Amortization of deferred warrant issued to non- employee	—	—	—	—	—	225	—	—	—	—	225
Impairment loss — write-down of deferred non- employee warrant	—	—	—	—	—	339	—	—	—	—	339

	Convertible					Deferred-		Notes		Accumulated	Total
	Preferred Stock		Common Stock		Additional	Stock-		Receivable		Other	Stockholders’
					Paid-in	Based	Treasury	From	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Charges	Stock	Stockholders	Deficit	Loss	(Deficit)

Common stock issued under employee stock purchase plan	—	—	212,247	—	1,179	—	—	—	—	—	1,179
Amortization of deferred stock-based compensation for employees	—	—	—	—	—	1,021	—	—	—	—	1,021
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(53)	(53)
Net loss	—	—	—	—	—	—	—	—	(29,332)	(29,332)	(29,332)

Comprehensive loss										$(29,385)

Balances as of December 31, 2000.	—	—	18,199,139	19	71,431	(1,759)	(34)	(123)	(52,316)	(53)	17,165
Stock options exercised	—	—	66,126	—	13	—	—	—	—	—	13
Issuance of common stock in private offering, net	—	—	14,814,815	15	3,745	—	—	—	—	—	3,760
Repurchase of restricted stock	—	—	(1,105)	—	(1)	—	—	—	—	—	(1)
Reserve on note receivable from stockholders	—	—	—	—	—	—	—	123	—	—	123
Options issued to non-employees	—	—	—	—	8	—	—	—	—	—	8
Amortization of deferred stock-based rent	—	—	—	—	—	140	—	—	—	—	140
Beneficial conversion feature recognized and warrants issued in connection with bridge loan	—	—	—	—	500	—	—	—	—	—	500
Write-down of deferred stock-based rent in connection with lease termination	—	—	—	—	—	381	—	—	—	—	381
Amortization of deferred stock-based compensation for employees	—	—	—	—	(937)	816	—	—	—	—	(121)
Common stock issued under employee stock purchase plan	—	—	68,237	—	20	—	—	—	—	—	20
Deferred compensation on options granted to employees below fair value, net	—	—	—	—	30	(30)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	53	53
Net loss	—	—	—	—	—	—	—	—	(24,460)	(24,460)	(24,460)

Comprehensive loss										$(24,460)

Balances as of December 31, 2001.	—	—	33,147,212	$34	$74,809	$(452)	$(34)	$—	$(76,776)		$(2,419)

See accompanying notes to consolidated financial statements.

VIADOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(24,460)	$(29,332)	$(13,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve on notes receivable from stockholder	123	—	—
Extraordinary gain on extinguishment of liability	(377)	—	—
Depreciation and amortization	862	2,785	635
Amortization of capitalized software	2,651	—	—
Amortization of deferred stock-based compensation	(121)	1,021	1,255
Amortization of goodwill	169	427	—
Amortization of deferred stock-based charges	148	83	72
Non-cash interest expense	500	—	—
Loss on lease termination	2,824	1,270	—
Loss on sale of equipment	190	—	—
Impairment loss — goodwill	1,536	—	—
Impairment loss — equipment held for sale	850	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,877	(1,616)	(3,031)
Other current assets and other assets	3,104	(1,314)	(587)
Accounts payable, accrued expenses, accrued vacation and accrued bonus	(3,629)	3,223	2,641
Accrued restructuring expense	(670)	693	—
Deferred revenue	(2,049)	(527)	2,265

Net cash used in operating activities	(12,472)	(23,287)	(10,057)

Cash flows from investing activities:
Capital expenditures	(70)	(5,453)	(1,471)
Proceeds from sales of equipment	36	—	—
Rent paid in advance	—	(500)	—
Security deposit	—	(1,689)	—
Capitalization of software development costs	(198)	(3,376)	—
Acquisition of business, net of cash acquired	—	(883)	—

Net cash used in investing activities	(232)	(11,901)	(1,471)

Cash flows from financing activities:
Transfer of funds to escrow account in connection with workout agreement	(525)	—	—
Proceeds from (repayment of) bank line of credit	(5,000)	5,000	—
Repayment of note payable from business acquisition	(1,000)	—	—
Proceeds from issuance of common stock and warrants, net	3,792	1,423	37,524
Proceeds from issuance of preferred stock, net	—	—	14,543

Net cash provided by (used in) financing activities	(2,733)	6,423	52,067

Net increase (decrease) in cash and cash equivalents	(15,437)	(28,765)	40,539
Cash and cash equivalents, beginning of year	15,955	44,720	4,181

Cash and cash equivalents, end of year	$518	$15,955	$44,720

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$142	$60	$7

Income taxes	$65	$18	$3

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of unvested common stock and reduction in notes receivable from stockholders	$—	$141	$—

Common stock issued to stockholders for note receivable	$—	$264	$—

Preferred stock converted to common stock	$—	$—	$7

Warrants issued to lessor	$—	$1,529	$—

Notes payable issued in partial payment for business acquisition	$—	$1,000	$—

See accompanying notes to consolidated financial statements.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

Note 1. Business of the Company

      Viador Inc. and subsidiaries (the Company) was incorporated as Infospace Inc. in California in December 1995. In 1999, the Company changed its name to Viador Inc. and reincorporated in the State of Delaware. The Company develops web-based products designed to search, analyze and deliver relevant information to users within and outside an enterprise.

Note 2. Basis of Presentation

      The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s recurring net losses, including net losses of $24.5 million, $29.3 million and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, raise substantial doubt regarding the Company’s ability to continue as a going concern. In 2001 and 2000, the Company’s revenue was not sufficient to support its operations, and revenue will not be sufficient to support operations until such time, if any, that the Company’s enterprise information portal software gains substantial market acceptance. The Company expects to continue to use cash in operations and incur operating losses in the foreseeable future. The Company needs to obtain additional funding to sustain its operations in 2002 and is currently in discussions with third parties to obtain such funding. Management believes that the successful completion of these actions will allow the Company to continue as a going concern. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

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

      Software revenue related to arrangements to maintain the compatibility of the Company’s software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company’s software is recognized upon delivery by the OEM to the end user.

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

      Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver the Company’s products and shipping costs, including the costs associated with the electronic transmission of software to new customers, amortization of capitalized software development costs, and an allocation of the Company’s facilities, communications and depreciation expenses. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from software sales was deemed to be uncertain for purposes of evaluating recoverability.

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

      In December 2001, the Company deposited $525,000 in designated funds into a non-interest bearing trust account. These funds were restricted for the sole purpose of payment on the Company’s workout agreement with its creditors. See Note 13 to Consolidated Financial Statements.

          (e) Financial Instruments and Concentration of Credit Risk

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and payable and notes payable approximates fair market value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

      The Company sells its products and services to customers in diversified industries. Credit risk is concentrated in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

          (f) Foreign Currency Translation

      Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated to reporting currency at year-end exchange rates. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiary is included in accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity (deficit) and comprehensive income.

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

          (h) Software Development Costs

      The Company accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. The Company uses a detailed program design working model approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of product, which historically has been estimated to be one to two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenues from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability. Consequently, net capitalized software development costs amounted to approximately zero and $3.4 million as of December 31, 2001 and 2000, respectively. There were no capitalized software costs in fiscal 1999.

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

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

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

          (m) Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In April 2000, Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company’s results of operations. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

          (n) Advertising Expense

      The cost of advertising is generally expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $314,000, $899,000 and $935,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

          (o) Comprehensive Income (Loss)

      SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that the Company currently reports relate to foreign currency translation adjustments. The Company

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

displays comprehensive loss and its components on its Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss.

          (p) Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding excluding shares of restricted stock subject to repurchase and, when dilutive, shares of restricted stock subject to repurchase and potential common shares from restricted stock options and warrants to purchase common stock using the treasury stock method and from convertible securities using the “as if converted” basis. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive (in thousands):

	Years Ended December 31,

	2001	2000	1999

Shares issuable under stock options	5,051	5,560	3,966
Shares of restricted stock subject to repurchase	35	35	925
Shares issuable pursuant to warrants to purchase common and/or convertible preferred stock	4,218	100	—

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

          (r) Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 141 “Business Combinations,” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 (“APB 16”), “Business Combinations.” This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill if they meet one of two criteria — the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 did not have a material effect on the Company’s consolidated financial position or results of operations.

      In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB 17, “Intangible Assets.” SFAS 142 requires that goodwill and other intangibles with an indefinite useful

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 are applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe the adoption of SFAS 142 will have a material effect on the Company’s consolidated financial position or results of operations.

      In August 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and in October issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective January 1, 2002 and SFAS No. 143 effective January 1, 2003. The Company does not believe the adoption of Statements 143 and 144 will have a material effect on the Company’s consolidated financial position or results of operations.

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

Current assets (includes cash acquired of $117)	$179
Goodwill	2,131
Current liabilities	(277)

Total purchase price	$2,033

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

      The pro-forma combined revenues, net loss and loss per share of Viador and the acquired company for 1999 would not be significantly different from Viador’s reported results for that same year.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

Note 5. Property and Equipment

      A summary of property and equipment consisted of the following (in thousands):

	December 31,

	2001	2000

Computers and software	$1,656	$4,038
Furniture and fixtures	724	2,375
Leasehold improvements	—	628

	2,380	7,041
Less accumulated depreciation and amortization	1,654	2,684

	$726	$4,357

Note 6. Restructuring Expense, Impairment and Loss on Lease Termination

      In December 2000, the Board of Directors approved a restructuring program designed to streamline the Company’s business and to reduce costs, which resulted in the accrual of a fiscal year 2000 restructuring expense of $693,000 and an impairment loss of $1,270,000. Restructuring expense in 2000 included $234,000 for severance charges associated with the reduction in the Company’s United States and Canadian workforce (87 positions or 36% of the work force) and $459,000 related to estimated losses resulting from obligations to pay rent on vacant space. The impairment loss of $1,270,000 in 2000 related to leasehold improvements of $745,000 and other assets of $986,000 and $339,000 for other deferred charges related to vacant unused space under a rental agreement. These assets were specifically identified in the restructuring program.

      In 2001, the Board of Directors approved several restructuring programs designed to streamline the Company’s business and to reduce costs. These restructuring programs resulted in a restructuring expense of $251,000 for severance charges associated with reductions in the Company’s United States workforce (55 positions in April and approximately ten positions subsequent to June). As of December 31, 2001, $23,000 of restructuring expense remains accrued and is expected to be paid by the end of the second quarter of 2002. The following table depicts the activity for the restructuring accrual for the year ended December 31, 2001 (in thousands):

	Severance	Rent	Total

Restructuring accrual, December 31, 2000.	$234	$459	$693
Additions to Restructuring Accrual, April 2001.	144	—	144
Additions to Restructuring Accrual, June 2001.	73	—	73
Additions to Restructuring Accrual, September 2001	10	—	10
Additions to Restructuring Accrual, December 2001.	24	—	24
Cash Payments (January 2001 through December 2001)	(462)	(459)	(921)

Total	$23	$—	$23

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

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

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

Note 7. Extraordinary Gain on Extinguishment of Debt

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

Note 8. Stockholders’ Equity

          (a) Convertible Preferred Stock

      All of the then outstanding shares of the Company’s convertible preferred stock were automatically converted into 0.417 shares of common stock upon the closing of the Company’s initial public offering on October 25, 1999.

      The rights, preferences, privileges, and restrictions of Series A, B and C convertible preferred stock prior to conversion were as follows:

•	Each share of convertible preferred stock was convertible at the option of the holder, at any time after the date of issuance, into one share of common stock, subject to adjustment for certain dilutive events. Each share has voting rights equal to the common stock on an “as-if-converted” basis.

•	Series A, B, and C convertible preferred stockholders were entitled to noncumulative dividends of $0.10, $0.13 and $0.15 per share per annum, respectively, when and if declared by the Company’s Board of Directors.

•	Each share of Series A, B and C convertible preferred stock had a liquidation preference of $2.47, $3.12 and $5.84 per share, respectively, plus any declared but unpaid dividends over holders of common stock.

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

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

          (b) Stock Plans

      The Company’s Board of Directors adopted the 1999 Stock Incentive Plan (the 1999 Plan) on July 20, 1999 under which 7,000,000 shares were originally reserved for issuance. The number of shares reserved under the Incentive Plan will automatically increase beginning on January 1 of each year by the lesser of 5% of the total number of shares outstanding or 3,000,000 shares; the increase in the number of shares reserved as of January 1, 2002, 2001 and 2000 was 1,657,631, 909,957 and 827,962, respectively. In addition, the stockholders approved an additional reserve of 2,500,000 shares in June 2001. The Incentive Plan, which has five separate programs, allows non-employee board members, executive officers and other highly compensated employees to purchase shares using a portion of their salary or retainer fee. The Incentive Plan allows eligible employees to be issued shares of common stock directly, upon the attainment of performance milestones or the completion of services. The Incentive Plan also allows automatic option grants at periodic intervals to eligible non-employee board members to purchase shares of common stock. As of December 31, 2001, there were 4,174,104 additional shares available for grant under the 1999 plan.

      The incentive stock options under the Plan can be exercised at a price of at least 85% of the stock’s fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. Under the Plan, options generally expire in 10 years. However, the term of the options may be limited to 5 years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a 3 to 4 year period.

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

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

      A summary of the status of the Company’s options under the 1999 Plan is as follows:

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	5,559,517	$10.62	3,966,089	$3.24	3,045,363	$0.12
Granted	6,066,488	0.47	3,854,364	15.85	1,394,849	9.39
Exercised	(66,125)	0.19	(1,459,530)	0.37	(395,784)	0.58
Canceled	(6,508,676)	7.53	(801,406)	17.91	(78,339)	3.33

Outstanding at end of period	5,051,204	2.59	5,559,517	10.62	3,966,089	3.24

Options exercisable at end of period	4,071,353	$1.90	2,175,168	$3.83	2,335,966	$0.20

Weighted-average fair value of options granted during the period with exercise prices equal to fair value at date of grant		$0.46		$13.36		$1.47
Weighted-average fair value of options granted during the period with exercise prices less than fair value at date of grant		$—		$—		$4.30

      As of December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.05 – $ 0.24	1,018,989	4.82	$0.06	1,018,989	$0.06
$ 0.25 – $ 0.41	3,023,821	9.51	0.29	2,449,414	0.27
$ 0.62 – $ 1.00	300,855	8.96	0.92	151,281	0.89
$ 2.38 – $ 5.28	141,252	8.56	4.11	60,379	4.42
$ 9.00 – $14.06	243,185	8.23	11.75	212,777	11.71
$20.75 – $29.00	224,674	8.30	20.84	101,236	20.94
$36.75 – $37.38	98,428	8.08	36.87	52,277	36.89

$ 0.05 – $37.38	5,051,204	8.35	2.59	4,046,353	1.90

          (c) Warrants

      In 1999, the Company issued warrants to purchase 4,007 shares of Series C preferred stock at a price of $5.84 per share in exchange for services; the Company also issued 3,479 warrants to purchase common stock at a price of $0.62 per share in exchange for services. These warrants were fair valued at $15,000 and $22,000, respectively, and expired upon the initial public offering of the Company’s common stock. There were no outstanding warrants as of December 31, 1999. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 5 years; risk-free interest rate of 5.6%; and expected volatility of 65%. The fair value of the warrants was charged to expense in 1999 as the related services were performed.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

      In 2000, the Company issued warrants to non-employees with fair values aggregating $1,529,000. Both warrants are exercisable, non-forfeitable and vested. The first warrant was issued to a third party as consideration for entering into a joint marketing, training and product implementation arrangement. The warrant is for 50,000 shares of Viador common stock at a price of $45.00 per share, exercisable at any time prior to January 2002. The $621,600 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 89%. The fair value of the warrant is being amortized to marketing expense using the straight-line method over the seven year term of the arrangement. The second warrant was issued in connection with a facility lease. The warrant is exercisable for 50,000 shares of Viador common stock at a price of $17.88 per share, exercisable at any time prior to January 2001. The $907,050 fair value of the warrant was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of one year; risk-free interest rate of 5.8%; and expected volatility of 89%. In 2000, as disclosed more fully in Note 6, approximately $339,000 of the unamortized balance of the resulting deferred charge was written off in connection with a restructuring program implemented in the fourth quarter of fiscal 2000. In 2001, the remaining unamortized balance of $381,000 was written off in connection with the Company’s decision to terminate and exit the leased facility.

      On July 6, 2001 the Company issued convertible promissory notes with warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.40 per share in return for $500,000 in cash. The notes bore interest at prime plus 1% until September 6, 2001. After September 6, 2001, the notes bore interest at a rate of 3% plus the prime rate, compounded quarterly. For accounting purposes, $252,000 of the proceeds was allocated to the warrants and $248,000 was initially recorded as notes payable with a face value of $500,000. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 5.8%; and expected volatility of 90%. The notes were each convertible at the option of the lenders into shares of common stock at a conversion price equal to the lower of either the average closing bid price of the Company’s common stock on Nasdaq during the 20 days before July 6, 2001 or the average closing bid price of the Company’s common stock on Nasdaq during the 20 days before the date of conversion. The Company measured and recorded a beneficial conversation feature of $248,000 (limited to the proceeds) as additional paid in capital. The remaining carrying amount of the notes payable of zero was accreted to the face value of the notes payable of $500,000 over the term of the debt resulting in a non-cash interest charge of $500,000 during the third quarter. The lenders elected not to convert any of the notes and, accordingly, the notes along with accrued interest were repaid in full in September 2001.

      The notes and warrants were offered and issued to certain private investors, including Dick Warmington, who was then the Company’s chief executive officer, and is currently a member of the Board of Directors. The offering and issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving any public offering.

      The warrants each expire on July 6, 2003 and are exercisable at any time or from time to time, in whole or in part, for an aggregate number of 1,250,000 shares of the Company’s common stock at a price per share of $0.40. The warrants are in no event exercisable into a number of shares that, combined with all other shares acquired by the converting lender directly or indirectly from the Company or any person acting on behalf of the Company, such as an officer, director, substantial stockholder or underwriter, would exceed 19.9% of the Company’s total issued and outstanding shares of voting stock as of the date of exercise.

      On August 13, 2001, the Company raised $4.0 million in financing through a private offering of equity securities. As consideration for the funds, the Company issued 14,814,814 shares of common stock and warrants to purchase a total of 2,962,962 shares of common stock. The Company incurred a commission of $240,000 to a third-party finder.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

      The warrants each expire on February 12, 2006 and are exercisable at any time or from time to time, in whole or in part, after February 12, 2002 at a price of $0.27 per share.

      The offering and issuance were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

          (d) Employee Stock Purchase Plan

      The Company’s Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) in 1999 under which 300,000 shares were originally reserved for issuance. The Purchase Plan has been approved by the stockholders. In the year ending December 31, 2001, 68,237 shares were issued and 363,983 shares were reserved for future issuance under this plan. In the year ending December 31, 2000, 212,247 shares were issued and 331,185 shares were reserved for future issuance under this plan. No shares were issued under the plan in 1999. The number of shares reserved under the Purchase Plan automatically increase beginning on January 1 of each year by the lesser of an amount equal to 2% of the total number of outstanding shares, or 800,000 shares; the number of shares reserved as of January 1, 2002 is increased by 662,944; the number of shares reserved as of January 1, 2001 is increased by 363,983. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of an employee’s cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates.

          (e) Stock-Based Compensation

      Had compensation costs been determined using the fair value method in accordance with SFAS No. 123 for all of the Company’s stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(24,460)	$(29,332)	$(13,307)
Pro forma	(26,929)	(42,357)	(15,284)
Basic and diluted net loss per share:
As reported	$(1.02)	$(1.67)	$(2.20)
Pro forma	(1.13)	(2.41)	(2.53)

      For all options that were granted prior to the Company’s initial public offering in October 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company’s initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The fair value of the Company’s stock based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,

	2001	2000	1999

Expected Life	4.0 years	4.0 years	3.9 years
Risk-free interest rate	3.1%	6.1%	5.7%
Volatility	186.71%	134.74%	88.67%

      The fair value of shares issued under the Employee Stock Purchase Plan during fiscal 2001 was estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

2000: (i) dividend yield of zero percent, (ii) expected life of one-half year, (iii) expected volatility of 187% and (iv) risk-free interest rate of 4.1%.

Note 9. Income Taxes

      Income tax expense for the year ended December 31, 2001 consisted of (in thousands):

2001

Current:
State	$10
Foreign	55

Total current tax expense	$65

      The 2001, 2000, and 1999 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income before extraordinary item as a result of the following (in thousands):

	2001	2000	1999

Federal benefit at statutory rate	$(8,422)	$(9,972)	$(4,524)
State taxes, net of federal income tax benefit	10	—	—
Foreign	55	—	—
Net operating loss net of income from the discharge of indebtedness not benefited	7,561	9,454	4,126
Nondeductible expenses	861	518	398

Total tax expense	$65	$—	$—

      As reported in Note 7, the Company had cancellation of indebtedness income of $377 that was not includable in gross income for tax purposes due to insolvency during the year ended December 31, 2001. However, the Company is required to reduce its current year net operating loss by $377, the amount of income from the discharge of indebtedness.

      The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred tax assets:
Accruals and reserves	$1,003	$1,851
Property and equipment	42	4
Net operating loss and tax credit carryforwards	27,000	18,545
Other	4	—

Gross deferred tax assets	28,049	20,400
Less: valuation allowance	(28,049)	(20,400)

Total and net deferred tax assets	$—	$—

      The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $7.6 million and for the year ended December 31, 2000 was an increase of $10.8 million. The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although management’s operating plans assume taxable and operating income in future periods, management’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

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

      Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

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

      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

in the accompanying statements of operations. Therefore, the Company operates in a single operating segment: Enterprise information portal systems. The disaggregated information is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Revenue:
License	$4,652	$18,687	$7,320
Services:
Consulting	970	3,910	1,694
Maintenance	3,475	3,628	1,137

Total revenue	$9,097	$26,225	$10,151

      Significant customer information is as follows:

				Percentage of
	Percentage of Total Revenue			Total Accounts
	Years Ended December 31,			Receivable

	2001	2000	1999	December 31, 2001

Customer A	22.1%	6.7%	5.6%	14.6%

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

Note 11. Notes Payables

      In 1999, the Company entered into a $2,000,000 bank line of credit. Borrowings under the agreement bear interest at the bank’s base rate, as announced by the bank from time to time, plus 1%. The credit agreement was based on a percentage of qualified outstanding accounts receivable and is secured by a security interest in certain of the Company’s intellectual property. Effective December 20, 2000, the maximum borrowing under the line of credit was increased to $5.0 million. The Company had $5.0 million and $0 outstanding balances under the line of credit as of December 31, 2000 and 1999, respectively. The bank line of credit, which matured on December 31, 2000, was paid in full on January 2, 2001. This bank line of credit was not renewed. In 1999, the Company also entered into a revolving equipment loan in the amount of $500,000 with interest at the bank’s base rate, as announced by the bank from time to time plus 1.25%. As of December 31, 1999, the Company had no balances outstanding under the equipment loan. The equipment loan agreement expired during 2000.

      As more fully discussed in Note 4, in January 2000, the Company issued notes payable in an aggregate principal amount of $1.0 million in connection with the acquisition of a business. This note bears interest at 6% per annum and was due and payable no later than January 20, 2001. The Company paid the notes in full on January 2, 2001.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

Note 12. Commitments and Contingency

      The Company leases its facilities and certain equipment under noncancelable operating lease agreements. Rent expense was approximately, $1,679,553, $2,667,000 and $528,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases for the years after December 31, 2001 are as follows (in thousands):

December 31,

2002	$86
2003	22
2004	22
2005	17

Total	$147

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

      On November 13, 2001, a press release issued by Milberg Weiss Bershad Hynes & Lerach LLP announced that The Plaintiffs’ Executive Committee in In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS) had filed a class action law suit on November 13, 2001, on behalf of purchasers of the securities of Viador, Inc. between October 25, 1999 and December 6, 2000, inclusive. This proceeding is at a very early stage and the Company is unable to speculate as to ultimate outcome.

Note 13. Subsequent Events

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

      As of December 31, 2001, the Company deposited $0.5 million into a non-interest bearing trust account. These funds were restricted for the sole purpose of payment on the Company’s workout agreement with its creditors.

      On March 18, 2002, the Company received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional financing of up to $2.0 million upon request to Mr. Heungyeung Yeung, who currently holds certain of the Company’s equity securities. Mr. Yeung’s commitment to provide $2.0 million in additional financing is subject to certain conditions relating to the Company’s ability to meet the Company’s obligations under the notes and warrants issued to Mr. Yeung, changes in equity ownership, composition of the Company’s management team and any change in control.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

      As consideration for the funds and the commitment to provide additional funds, the Company issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of the Company’s common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

      One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of the Company’s common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of the Company’s common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung’s failure to provide additional funding is due to the Company’s failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

      Each time the Company receives additional funding from Mr. Yeung, it will issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date such note, plus (b) three percent (3%). Any such note will be convertible into either shares of common stock or any equity securities the Company issues to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into the Company’s common stock, the note will be convertible into a number of shares of common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

      None of the notes or warrants issued or issuable to Mr. Yeung in this offering is convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of the Company’s issued and outstanding voting stock.

      In connection with this financing, the Company incurred a commission payable to Mr. Yeung in the amount of $60,000.

VIADOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, 2000 and 1999

Note 14. Quarterly Results of Operations (Unaudited)

      The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2001 (in thousands):

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

Statement of operations
Revenue:
License	$4,193	$5,382	$6,398	$2,714	$2,254	$1,330	$551	$516
Service	1,125	2,063	2,037	2,313	1,361	1,347	855	883

Total revenue	5,318	7,445	8,435	5,027	3,615	2,677	1,406	1,399

Cost of revenue:
Amortization of capitalized software	—	109	337	390	423	3,031	103	(104)
License and service cost of revenue	1,617	2,220	2,397	3,291	1,791	727	412	(10)

Total cost of revenue	1,617	2,329	2,734	3,681	2,214	3,758	515	(114)

Gross profit (loss)	3,701	5,116	5,701	1,346	1,401	(1,081)	891	1,513

Operating expenses:
Sales and marketing	6,256	7,191	7,024	7,740	4,586	4,605	1,972	346
Research and development	1,306	2,053	2,696	2,201	1,949	1,754	671	305
General and administrative	1,452	1,401	1,628	2,372	1,487	1,488	1,380	885
Amortization of goodwill	—	146	107	174	107	213	—	(151)
Restructuring expense	—	—	—	693	—	217	—	34
Loss on lease termination	—	—	—	—	—	2,824	—	—
Impairment loss — goodwill	—	—	—	1,270	—	1,430	—	106
Impairment loss — equipment held for sale	—	—	—	—	—	550	300	—
Amortization of stock-based compensation	334	278	219	190	204	(375)	53	(3)
Loss on sale of equipment	—	—	—	—	—	—	190	—

Total operating expenses	9,348	11,069	11,674	14,640	8,333	12,706	4,566	1,522

Operating loss	(5,647)	(5,953)	(5,973)	(13,294)	(6,932)	(13,787)	(3,675)	(9)
Other income and expense, net	435	410	348	342	86	13	(417)	(56)

Net loss before income taxes and extraordinary item	(5,212)	(5,543)	(5,625)	(12,952)	(6,846)	(13,774)	(4,092)	(65)
Extraordinary gain on extinguishment of debt	—	—	—	—	—	—	—	377
Provision for income taxes	—	—	—	—	—	28	—	34

Net income (loss)	$(5,212)	$(5,543)	$(5,625)	$(12,952)	$(6,846)	$(13,802)	$(4,092)	$278

Basic net income (loss) per share before extraordinary item	$(0.31)	$(0.32)	$(0.32)	$(0.72)	$(0.38)	$(0.76)	$(0.16)	$0.00
Basic net income (loss) per share — extraordinary item	$—	$—	$—	$—	$—	$—	$—	$0.01

Basic net income (loss) per share	$(0.31)	$(0.32)	$(0.32)	$(0.72)	$(0.38)	$(0.76)	$(0.16)	$0.01

Weighted average shares used in basic net income (loss) per share	17,023	17,373	17,709	18,018	18,197	18,258	26,047	33,142

Diluted net income (loss) per share before extraordinary item	$(0.31)	$(0.32)	$(0.32)	$(0.72)	$(0.38)	$(0.76)	$(0.16)	$0.00
Diluted net income (loss) per share — extraordinary item	$—	$—	$—	$—	$—	$—	$—	$0.01

Diluted net income (loss) per share	$(0.31)	$(0.32)	$(0.32)	$(0.72)	$(0.38)	$(0.76)	$(0.16)	$0.01

Weighted average shares used in diluted net income (loss) per share	17,023	17,373	17,709	18,018	18,197	18,258	26,047	33,142

VIADOR INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000, and 1999

(In thousands)

				Balance at
	Balance at		Deductions/	End of
Classification	Beginning of Period	Provisions	Write-Offs	Period

For the year 2001
Allowance for doubtful accounts	$2,033	$3,542	$(5,195)	$380
For the year 2000
Allowance for doubtful accounts	$208	$3,081	$(1,256)	$2,033
For the year 1999
Allowance for doubtful accounts	$53	$237	$(82)	$208

S-1

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

****3.1	Form of Amended and Restated Certificate of Incorporation
****3.2	Form of Amended and Restated Bylaws
*4.1	Reference is made to Exhibit 3.1
*4.2	Reference is made to Exhibit 3.2
*4.3	Specimen Common Stock certificate
*4.4	Amended and Restated Investors’ Rights Agreement, among the Registrant and the parties listed on Schedule A thereto, dated May 21, 1999
*10.1	Form of Amended and Restated 1997 Stock Option and Incentive Plan
*10.2	Form of 1999 Stock Incentive Plan
*10.3	Form of 1999 Employee Stock Purchase Plan
*10.4	Form of Indemnification Agreement for Officers and Directors
*10.5	Assignment of Lease, by and between the Registrant and Valley of California, Inc., and Consent to Assignment, dated as of December 16, 1997 and related office leases
*10.6	Collateral Assignment, Patent Mortgage and Security Agreement, by and between the Registrant and Comerica Bank — California, dated March 4, 1997
*10.7	Revolving Credit Loan and Security Agreement, by and between the Registrant and Comerica Bank — California, dated March 17, 1999
*10.8	SpaceSQL Version 4.0 License Agreement by and between the Registrant and IBM Corporation, dated September 18, 1998
*10.9	Software Marketing and Distributorship Agreement by and between the Registrant and Mitsui & Co. Ltd, dated June 26, 1997
*10.10	Variable Rate Single Payment Note by and between the Registrant and Comerica Bank — California, dated June 29, 1999
**10.11	Alza Corporation Sublease to Viador Inc., by and between the Registrant and Alza Corporation, dated January 31, 2000
**10.12	Stock Purchase Agreement, by and among Messrs. Andreas Zwimpfer, David Keat, Charles Fraefel, Chula de Silva and Tim Moser and the Registrant, dated January 20, 2000
***10.13	Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.14	Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated April 14, 2000
***10.15	Note Secured by Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
***10.16	Stock Pledge Agreement, by and between Raja Venkatesh and the Registrant, dated May 26, 2000
****10.17	Note Secured by Stock Pledge Agreement, by and between Mr. Steve Dille and the Registrant, dated July 13, 2000
****10.18	Stock Pledge Agreement, by and between Mr. Steve Dille and the Registrant, dated July 13, 2000
****10.19	Employment Agreement between Mr. Steve Dille and the Registrant dated November 30, 2000
****10.20	Employment Agreement by and between Mr. Johnathan Harding and the Registrant dated October 5, 2000
****10.21	Mutual Release Agreement by and between Viador GmbH and the Registrant Dated November 27, 2000
^10.22	Sublease Termination Agreement by and between the Registrant and Alza Corporation, dated May 31, 2001.

Exhibit No.	Exhibit Title

^10.23	Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
^10.24	Form of Convertible Promissory Note issued in connection with Convertible Note and Warrant Purchase Agreement by and among the Registrant and Messrs. Dick Warmington, Zhihan Wang and Kin Lui, dated July 6, 2001.
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
Schedule of Warrants Issued:
(a) Warrant for 750,000 shares issued to Mr. Zhihan Wang;
(b) Warrant for 250,000 shares issued to Mr. Dick Warmington;
(c) Warrant for 250,000 shares issued to Mr. Kin Lui.
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
Schedule of Issued Warrants in Equity Financing
a. Warrant to Mr. Heungyeung Yeung
b. Warrant to Mr. Zhihan Wang
c. Warrant to Magison Investment Ltd.
^10.32	Employment Agreement by and between the Registrant and Alice Pilch dated June 25, 2001.
#10.33	Convertible Note and Warrant Purchase Agreement by and between the Registrant and Heungyeung Yeung dated March 18, 2002.
#10.34	Form of Convertible Promissory Note Issued to Mr. Yeung in connection with Convertible Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung dated March 18, 2002.
#10.35	Form of Convertible Promissory Note issuable to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.
#10.36	Form of Warrant issued to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.
#10.37	Form of Warrant issued to Mr. Yeung in connection with Convertible Promissory Note and Warrant Purchase Agreement by and between the Registrant and Mr. Yeung, dated March 18, 2002.
#10.38	Workout Agreement by and between Registrant and certain of its creditors as listed therein, dated December 11, 2001.

Exhibit No.	Exhibit Title

23.1	Independent Auditors’ Report and Consent.
24.1	Power of Attorney (included on page 51).

*	Incorporated by reference to Exhibits of the Registrant’s Registration Statement on Form S-1 (File No. 333-84041) filed on October 25, 1999.

**	Incorporated by reference to Exhibits of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, with the Securities and Exchange Commission dated April 2, 2001.

^	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed on August 20, 2001.

#	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed April 15, 2002.