Form 10-Q
period 2002-03-31
VIADOR INC
filed 2002-05-20
CIK 1089026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO _________

Commission file number:  0-27741

Viador Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3234636 (I.R.S. Employer Identification Number)

977 Benecia Avenue,
Sunnyvale, California 94085

(Address of principal executive offices) (Zip Code)

Telephone Number (408) 735-5956

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No  [   ]

As of May 10, 2002, there were 33,148,412 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

VIADOR INC.

FORM 10-Q
INDEX
FOR QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

VIADOR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data; unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$1,238	$518
Restricted cash	41	525
Accounts receivable, net of allowance of $272 on March 31, 2002, and $380 on December 31, 2001	1,312	1,195
Other current assets	245	182

Total current assets	2,836	2,420
Property and equipment, net	588	726
Other assets	153	160

Total assets	$3,577	$3,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$358	$2,273
Accrued liabilities	555	582
Accrued vacation and bonus	224	242
Accrued restructuring expense	13	23
Deferred revenue	2,665	2,605

Total liabilities	3,815	5,725

Convertible note payable	21	—
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value: 10,000,000 shares authorized as of March 31, 2002 and December 31, 2001; none issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized as of March 31, 2002 and December 31, 2001; 33,147,212 shares issued and outstanding as of March 31, 2002 and December 31, 2001	34	34
Additional paid-in capital	75,749	74,809
Deferred stock-based compensation	(425)	(452)
Treasury stock	(34)	(34)
Accumulated deficit	(75,591)	(76,776)
Accumulated other comprehensive income	8	—

Total stockholders’ deficit	(259)	(2,419)

Total liabilities and stockholders’ deficit	$3,577	$3,306

See accompanying notes to condensed consolidated financial statements.

VIADOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
License	$700	$2,254
Service	698	1,361

Total revenue	1,398	3,615

Cost of revenue:
Amortization of capitalized software	—	423
License and service cost of revenue	246	1,791

Total cost of revenue	246	2,214

Gross profit	1,152	1,401

Operating expenses:
Sales and marketing	289	4,586
Research and development	527	1,949
General and administrative	425	1,487
Amortization of goodwill	—	107
Amortization of stock-based compensation*	4	204

Total operating expenses	1,245	8,333

Operating loss	(93)	(6,932)
Non-cash interest expense	(21)	—
Other income and expense, net	(5)	86

Net loss before income taxes and extraordinary item	(119)	(6,846)
Extraordinary gain on extinguishment of debt	1,311	—
Provision for income taxes	(7)	—

Net income (loss)	$1,185	$(6,846)

Basic and diluted net loss per share:
Net loss before extraordinary gain on extinguishment of debt	$(0.00)	$(0.38)
Extraordinary item — gain on extinguishment of debt, net of taxes	0.04	—

Net income (loss)	$0.04	$(0.38)

Weighted average shares used to compute net income (loss) per share:
Basic and diluted	33,107	18,197

*	The allocation of the amortization of stock-based compensation relates to the expense categories is set forth below (in thousands, unaudited):

	Three Months Ended
	March 31,

	2002	2001

Cost of revenue	$1	$2
Sales and marketing	1	51
Research and development	2	53
General and administrative	—	98

	$4	$204

See accompanying notes to condensed consolidated financial statements.

VIADOR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,185	$(6,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	861
Amortization of deferred stock-based compensation	4	204
Amortization of deferred stock-based charges	23	48
Extraordinary gain on extinguishment of debt	(1,311)	—
Non-cash interest expense	21	—
Changes in operating assets and liabilities:
Accounts receivable	(117)	223
Other current assets and other assets	(56)	(156)
Accounts payable, accrued liabilities and accrued vacation and bonus	(165)	(1,774)
Accrued restructuring expenses	(10)	(328)
Deferred revenue	60	(646)

Net cash used in operating activities	(228)	(8,414)

Cash flows from investing activities:
Capital expenditures	—	(436)
Capitalization of software development costs	—	(93)

Net cash used in investing activities	—	(529)

Cash flows from financing activities:
Repayment of bank line of credit	—	(5,000)
Repayment of note payable from business acquisition	—	(1,000)
Proceeds from issuance of convertible note payable and warrants, net of issuance costs	940	—
Proceeds from issuance of common stock	—	6

Net cash provided by (used in) financing activities	940	(5,994)

Effect of exchange rate on cash and cash equivalents	8	28

Net increase (decrease) in cash and cash equivalents	720	(14,909)
Cash and cash equivalents, beginning of period	518	15,955

Cash and cash equivalents, end of period	$1,238	$1,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$3

Supplemental disclosure of non-cash financing activities:
Value of beneficial conversion feature on convertible note payable	$628	$—

Value of warrants issued with convertible note payable	$372	$—

See accompanying notes to condensed consolidated financial statements.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Viador Inc. and its subsidiary (referred to hereafter as “Viador,” “we,” “us” or “our”), after elimination of all intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002. These condensed consolidated financial statements and the notes included herein should be read in conjunction with Viador’s audited financial statements and notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Although Viador reported net income of $1.2 million for the most recent quarter ended March 31, 2002, our recurring net losses, including $6.8 million for the quarter ended March 31, 2001 and $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding our ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador’s enterprise information portal software gains substantial market acceptance. Viador expects to continue to use cash in operations and incur operating losses in the foreseeable future, and may need to obtain additional funding to sustain our operations in 2002. We obtained debt financing of $1.0 million in the first quarter of 2002, as well as a commitment for additional debt financing of up to $2.0 million, subject to our meeting certain financial and business conditions (see Note 3). We believe that these actions will allow Viador to continue as a going concern for the next twelve months. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should Viador be unable to continue as a going concern.

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

     Viador licenses its software products to end user customers, original equipment manufacturers, or OEMs, and value added resellers, or VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. Vendor-specific objective evidence of fair value for consulting services is based on the price charged when those services are sold separately. We establish sufficient vendor-specific objective evidence of the fair value of post-contract customer support based on the contractually specified annual renewal rates for such services. License revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require Viador to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. All of the

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed.

     Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which Viador earns a royalty based on a specified percentage of OEM sales to end users incorporating our software is recognized upon delivery by the OEM to the end user provided collection is probable.

     Service revenue consists of fees from professional services including integration of software, application development, training and software installation. Viador bills professional services fees on a time and materials basis. We recognize professional services fees as the services are performed.

     Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. Viador recognizes revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year.

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

(c)	Financial Instruments and Concentration of Credit Risk

     The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable and payable and notes payable approximates fair market value. Financial instruments that potentially subject Viador to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and convertible notes payable (see Note 3).

     Viador sells its products and services to customers in diversified industries. Credit risk is concentrated in North America, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

(d)	Software Development Costs

     Viador accounts for its software development expenses in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. Viador uses a detailed program design approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product’s projected revenue, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability. Consequently, net capitalized software development costs amounted to zero as of March 31, 2002. We recorded amortization of software development costs of approximately $423,000 for the quarter ended March 31, 2001 in cost of revenue.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(e)	Stock-Based Compensation

     Viador applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In April 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25.” Viador has adopted the provisions of FIN No. 44, and such adoption did not materially impact our results of operations. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.

(f)	Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that Viador currently reports relate to foreign currency translation adjustments.

     The components of comprehensive loss, net of tax, for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$1,185	$(6,846)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(28)

Total comprehensive income (loss)	$1,193	$(6,874)

(g)	Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. Viador adopted SFAS No. 142 in the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on our consolidated financial position or results of operations. We had no goodwill and no significant other intangible assets as of March 31, 2002 or December 31, 2001.

     On January 20, 2000, Viador acquired a distributor in Switzerland, the purchase price allocation of which resulted in $2.1 million in goodwill. In the three months ended June 30, 2001, the remaining unamortized portion of this goodwill was deemed impaired as actual revenue for the acquired company was below projected revenue, and key management personnel terminated employment with the subsidiary located in Switzerland. Amortization expense related to goodwill was approximately $107,000 for the three months ended March 31, 2001.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     The following table presents the impact of SFAS No. 142 on net income (loss) per share if the standard been in effect for the first quarter of 2001 (in thousands, except per-share amounts):

	Three Months Ended
	March 31,

	2002	2001

Reported net income (loss)	$1,185	$(6,846)
Adjustments:
Amortization of goodwill	—	107

Adjusted net income (loss)	$1,185	$(6,739)

Reported net income (loss) per share — basic and diluted	$0.04	$(0.38)

Adjusted net income (loss) per share — basic and diluted	$0.04	$(0.37)

(h)	Impairment of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. Viador adopted SFAS No. 144 effective January 1, 2002. The adoption of Statement 144 did not have a material effect on our consolidated financial position or results of operations.

(i)	Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Viador expects to adopt SFAS No. 143 effective January 1, 2003. The adoption of Statement 143 is not expected to have a material effect on our consolidated balance sheet or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

     The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with extinguishment of debt out of extraordinary items.

     Certain other provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

statements issued on or after May 15, 2002, with early application encouraged. Viador does not anticipate the remaining provisions of this statement will have a material effect on its consolidated financial position or results of operations.

(j)	Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentations.

Note 3. Note Payable

     On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional debt financing of up to $2.0 million upon request from Mr. Heungyeung Yeung, who currently holds certain of Viador’s equity securities. Mr. Yeung’s commitment to provide $2.0 million in additional debt financing is conditioned upon none of the following events (“default events”) having occurred: 1) a material adverse event affecting Viador’s business, operations, properties, financial condition, or prospects which would materially impair Viador’s ability to perform its obligations under the agreement and any of the notes and warrants issued in connection with this financing; 2) the closing of a debt or equity financing or other financial arrangement by Viador involving proceeds to it of $1.0 million or more from investors not related to Mr. Yeung that would result in such investors holding twenty-five percent (25%) or more of Viador’s outstanding securities; 3) any material change in Viador’s management team, and 4) any transaction that would result in a change in voting control of Viador. The $1.0 million obligation is secured by the accounts receivable of Viador. The note is callable if any of the following conditions occur: 1) Viador fails to makes any payment when due, 2) the breach of any condition of the note and subsequent failure to cure within twenty (20) days following notice of such default, 3) any transaction that would result in a change in voting control of Viador, and 4) the filing of a petition by or against Viador under any provision of applicable bankruptcy or similar law relating to insolvency, or appointment of a receiver, trustee, custodian, or liquidator of or for all or any substantial part of the assets or property of Viador, or the making of a general assignment for the benefit of creditors by Viador.

     As consideration for the funds and the commitment to provide additional funds, Viador issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of Viador’s common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

     One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of Viador’s common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of Viador’s common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung’s failure to provide additional funding is due to Viador’s failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

     We allocated the total proceeds received of $1.0 million to the warrants using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, resulting in a value of the warrants of approximately $372,000, and the beneficial conversion feature, which was limited to the remaining proceeds of $628,000. Accordingly, we recorded the beneficial conversion feature of the convertible note of $628,000 as additional paid-in capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the effective interest method, resulting in a non-cash interest charge of $21,000 during the first quarter of 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000, which reduced the amount we recorded as proceeds from this arrangement. As of March 31, 2002, the carrying amount of the note payable of $21,000 was net of unamortized discount of $979,000.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Each time Viador receives additional funding from Mr. Yeung, it will issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date of such note, plus (b) three percent (3%). Any such note will be convertible into either shares of common stock or any equity securities Viador issues to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into Viador’s common stock, the note will be convertible into a number of shares of common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

     None of the notes or warrants issued or issuable to Mr. Yeung are convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of Viador’s issued and outstanding voting stock.

Note 4. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding including, when dilutive, shares of restricted stock subject to repurchase, potential common shares from outstanding stock options and warrants to purchase common stock computed using the treasury stock method, and from convertible securities using the “as if converted” method. The potential common shares associated with shares issuable under stock options, warrants and convertible notes (see Note 5), as well as restricted shares subject to repurchase, have been excluded from the computation of diluted net income (loss) per share for all periods presented because the effect would have been antidilutive. In accordance with SFAS No. 128, “Earnings per Share,” the “control number” in determining whether those potential common shares are dilutive or antidilutive is income (loss) from continuing operations before extraordinary items. The following is a reconciliation of shares used to compute earnings per share (in thousands):

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Weighted average shares outstanding	33,147	18,228
Weighted average restricted shares subject to repurchase	(40)	(31)

Shares used to compute basic and diluted earnings per share	33,107	18,197

     Note 5. Shares Reserved for Future Issuance

     Shares of common stock reserved for future issuance is as follows (in thousands):

	March 31,	December 31,	March 31,
	2002	2001	2001

Shares issuable under stock options	5,051	5,051	5,677
Shares available for future grant under stock option plans	5,948	4,174	1,073
Shares available for future issuance under the Employee Stock Purchase Plan	1,378	715	783
Shares issuable pursuant to warrants to purchase common stock	10,885	4,268	50
Shares issuable pursuant to convertible note payable	16,711	—	—

	39,973	14,208	7,583

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6. Restructuring Expense and Impairment

     In December 2000, the Board of Directors approved a restructuring program designed to streamline Viador’s business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000. During 2001, the Board of Directors approved restructuring programs designed to further streamline Viador’s business and to reduce costs, resulting in additional restructuring expense of $251,000. The following table depicts the activity for the restructuring accrual through March 31, 2002 (in thousands):

	Severance	Rent	Total

Restructuring accrual, December 31, 2000	$234	$459	$693
Additions to restructuring accrual, April 2001	144	—	144
Additions to restructuring accrual, June 2001	73	—	73
Additions to restructuring accrual, September 2001	10	—	10
Additions to restructuring accrual, December 2001	24	—	24
Cash payments (January 2001 through December 2001)	(462)	(459)	(921)
Cash payments (January 2002 through March 2002)	(10)	—	(10)

Total	$13	$—	$13

Note 7. Extraordinary Gain on Extinguishment of Debt

     In the fourth quarter of 2001, Viador recorded an extraordinary gain on extinguishment of debt to reflect settlement of an outstanding debt of $314,000 with a payment of $128,000. Separately, in December 2001, Viador reversed a disputed payable in the amount of $191,000, which had been carried for approximately two years. Viador was unsuccessful in its attempts to contact this vendor, and therefore believes that this vendor is no longer in business. This $191,000 gain was also recorded as an extraordinary gain on extinguishment of debt.

     In the first quarter of 2002, Viador consummated workout agreements with certain of its creditors, representing approximately $1.8 million of its outstanding accounts payable, pursuant to which these creditors agreed to released Viador from any obligation to repay any such amounts in exchange for payment of 25% of the total debt Viador owed them as of September 30, 2001. Viador paid the creditors that were party to the workout agreements their respective agreed upon amounts aggregating approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of approximately $1.3 million.

     These amounts were not included in gross income for income tax purposes because the income from the discharge of indebtedness is not included in gross income for tax purposes when a company’s liabilities exceed the fair value of its assets. However, net tax operating loss for the current and prior years were reduced by the amount discharged.

Note 8. Geographic, Segment and Significant Customer Information

     Viador has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within Viador for the purposes of making operating decisions and assessing financial performance.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Viador’s chief operating decision-maker is considered to be the chief executive officer, or CEO. The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, Viador has determined that it operates in a single operating segment: Enterprise information portal systems. The disaggregated information reviewed on a product basis is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Revenue:
License	$700	$2,254
Services	698	1,361

Total revenue	$1,398	$3,615

     Significant customer information is as follows:

	Percentage of Total Revenue
	Three Months Ended		Percentage of
	March 31,		Total Accounts
			Receivable as of
	2002	2001	March 31, 2002

Customer A	28%	22%	30%

     Viador markets products mainly from operations in North America. International sales are primarily to customers in Europe and Asia Pacific. Revenue derived from international sales was 7% of total revenue for the three months ended March 31, 2002 and 39% of total revenue for the three months ended March 31, 2001.

     Revenue aggregating 6% of total revenue for the three months ended March 31, 2002 was generated from a customer who is also a stockholder of Viador, and whose ownership percentage was 1% as of March 31, 2002. Revenue aggregating 3% of total revenue for the three months ended March 31, 2001 was generated from a customer who is also a stockholder of Viador, and whose ownership percentage was 2% as of March 31, 2001.

Note 8. Litigation

     Pending Class Action Law Suit

     On November 13, 2001, Viador and certain of its current and former officers and directors, together with the underwriters of its October 25, 1999 Initial Public Offering (“IPO”), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 22, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market.

     The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 30 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. No date

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

has been set for the filing of responsive pleadings by any defendant. The Court has indicated that it intends to follow specialized but as yet unidentified procedures for the submission and determination of motions to dismiss. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to speculate as to its ultimate outcome.

Other Pending Litigation

     On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff’s claims at this time.

Note 9. Subsequent Event

     On May 10, 2002, attorneys for one of Viador’s customers, CMS, sent a letter to Viador reporting that CMS had filed a suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. Viador has not been served with the complaint and cannot evaluate its claims or Viador’s response at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: Viador’s short operating history, which makes it difficult to predict its future results of operations; the dependence of Viador’s revenue upon its suite of products; Viador’s history of operating losses and expected future losses, which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; Viador’s future operating results could fluctuate, which may cause volatility or a decline in the price of Viador’s stock.

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

     We delivered significantly enhanced products in the fourth quarter of 2001 as follows: In October 2001, we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom user interfaces based on open standards and point-and-click design tools. In November 2001, we announced E-Portal 6.4 which complies with the standards for accessible compliance with the Web Accessibility Initiative, or WAI of the World Wide Web Consortium, or W3C.

     Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States, primarily through distributors. We conduct business internationally through a variety of distribution and service partners in Europe, Greece, the United Kingdom and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong and Thailand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Events

     Debt Financing

     On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt securities and a commitment to provide additional debt financing of up to $2.0 million upon request from an existing stockholder. The commitment to provide $2.0 million in additional debt financing is subject to our meeting certain financial and business conditions and obligations under the notes and warrants issued in connection with the $1.0 million debt financing. For more information regarding this debt financing, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

     Renegotiation with Creditors

     In the first quarter of 2002, Viador consummated workout agreements with certain of its creditors representing approximately $1.8 million of its outstanding accounts payable. Under the workout agreement, these creditors agreed to release us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001, which aggregated approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of debt of $1.3 million. For more information regarding the workout agreement, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

     Class Action Law Suit

     On November 13, 2001, Viador and certain of its current and former officers and directors, together with the underwriters of its October 25, 1999 Initial Public Offering (“IPO”), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 22, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market.

     The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 30 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. No date has been set for the filing of responsive pleadings by any defendant. The Court has indicated that it intends to follow specialized but as yet unidentified procedures for the submission and determination of motions to dismiss. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to speculate as to its ultimate outcome.

     Other Pending Litigation

     On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff’s claims at this time.

     On May 10, 2002, attorneys for one of Viador’s customers, CMS, sent a letter to Viador reporting that CMS had filed a suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. Viador has not been served with the complaint and cannot evaluate its claims or Viador’s response at this time.

     NASDAQ Notice of Noncompliance and Delisting

     Effective on October 31, 2001 our securities were delisted from the National Market tier of the Nasdaq Stock Market because of our failure to comply with the minimum bid price, net tangible assets and stockholders’ equity,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

market capitalization, total assets, total revenue, and stockholder approval and audit committee composition requirements. Our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

     Effect of Economic Conditions

     In the first half of the year 2000, a significant portion of our customers were newly funded internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more conservative buyers and scaled down their budgets for capital expenditures. The economic environment of 2001 exacerbated this situation. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have decreased throughout the years 2001 and 2000. The tragic events of September 11, 2001 had pervasive negative effects across our markets and generally further slowed purchasing activity. These changes lengthened the sales cycle and reduced the overall demand for our product. We continued to be negatively impacted by these economic conditions in the first quarter of 2002.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. For this reason, actual results could differ from those estimates. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating allowance for doubtful accounts;

•	assessing outcome of litigation; and

•	impairment of long-lived and intangible assets and goodwill.

     Revenue Recognition

     Viador follows the revenue recognition principles described in Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9. We license our software products to end user customers, OEMs and VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. Vendor-specific objective evidence of the fair value for consulting services is based on the price charged when those services are sold separately. We establish vendor-specific objective evidence of fair value of post-contract customer support based on contractually stipulated annual renewal rates for those services. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred and recognized as the services are performed.

     Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which Viador earns a royalty based on a specified percentage of OEM sales to end users incorporating our software is recognized upon delivery by the OEM to the end user provided collection is probable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Service revenue consists of fees from professional services including integration of software, application development, training and software installation. Viador bills professional services fees on a time and materials basis. We recognize professional services fees as the services are performed.

     Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. Viador recognizes revenue allocated to post-contract customer support agreements ratably over the term of the agreements, which are typically one year.

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

     Impairment of Long-lived and Intangible Assets and Goodwill

     We evaluate our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangibles with an indefinite useful life are tested for impairment at least annually by applying a fair-value-based test. Recoverability of other assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount of the assets or estimated fair value less costs to sell. A number of factors can trigger an impairment review, such as significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The effect of such valuation adjustments can significantly effect our financial performance and market valuation. If we fail to identify assets that have been impaired, we may fail to record an impairment or we may fail to record and impairment in the proper period. If we fail to accurately estimate fair value, any impairment loss that we record may not be accurate.

Recent Accounting Pronouncements

     Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Viador expects to adopt SFAS No. 143 effective January 1, 2003. We do not believe the adoption of Statement 143 will have a material effect on our consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

     The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item are reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with extinguishment of debt out of extraordinary items.

     Certain other provisions of this Statement related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Viador does not anticipate the remaining provisions of this statement will have a material effect on its consolidated financial position or results of operations.

Fluctuations in Operating Results

     We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

• demand for and market acceptance of our products and services, both domestically and internationally;

• introductions of new products and services or enhancements by us and our competitors;

• competitive factors that affect our pricing;

• the size and timing of customer orders;

• hiring and retention of key personnel;

• the mix of products and services we sell;

• availability and terms of additional financing;

• the timing and magnitude of our capital expenditures; and

• conditions specific to the enterprise information portal market and other general economic factors.

     In addition, we completed several restructurings of our business during 2001, resulting in significant cost reductions from prior periods. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that those comparisons cannot be relied upon as indicators of future performance. For more information regarding restructurings, see Note 6 of Notes to Condensed Consolidated Financial Statements.

     For the three months ended March 31, we had net income of $1.2 million in 2002 and a net loss of $6.8 million in 2001. For the years ended December 31, we had net losses of approximately $24.5 million in 2001, $29.3 million in 2000, and $13.3 million in 1999. As of March 31, 2002, our accumulated deficit is $75.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

     We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals. The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenue:
License	50%	62%
Service	50	38

Total revenue	100	100

Cost of revenue:
Amortization of capitalized software	—	12
License and service cost of revenue	18	49

Total cost of revenue	18	61

Gross profit	82	39

Operating expenses:
Sales and marketing	21	127
Research and development	38	54
General and administrative	30	41
Amortization of goodwill	—	3
Amortization of stock-based compensation	—	6

Total operating expenses	89	231

Operating loss	(7)	(192)
Non-cash interest expense	(2)	—
Other income and expense, net	—	2

Net loss before income taxes and extraordinary item	(9)	(190)
Extraordinary gain on extinguishment of debt	94	—
Provision for income taxes	—	—

Net income (loss)	85%	(190)%

Three Months Ended March 31, 2002 as Compared to Three Months Ended March 31, 2001

Revenue

     Viador follows the revenue recognition principles described in Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9. For more information on our revenue recognition policy, refer to “Critical Accounting Policies — Revenue Recognition.”

     Total Revenue. Total revenue decreased by 61% to approximately $1.4 million for the three months ended March 31, 2002 from approximately $3.6 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, license revenue and service revenue each accounted for 50% of total revenue. The decrease in total revenue in the first quarter of 2002 compared to the first quarter of 2001 was primarily due to reductions in license revenue resulting from decreased demand for our products and secondarily, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower new customer license revenue caused both by the generally poor economic climate and our financial condition versus the continuing demand from existing customers for customization of their licensed portal products.

     License Revenue. License revenue decreased by 69% to approximately $700,000 for the three months ended March 31, 2002 from approximately $2.3 million for the three months ended March 31, 2001. The decrease in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

license revenue is due primarily to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability.

     Service Revenue. Service revenue decreased by 49% to approximately $698,000 for the three months ended March 31, 2002 from approximately $1.4 million for the three months ended March 31, 2001. The decrease in service revenue is primarily due to a decrease in consulting services provided, as well as a decrease in the number of maintenance contracts from the same quarter in the prior year.

     Channel Mix. We distribute our products directly through a direct sales force and indirectly through OEMs, VARs and systems integrators. Indirect channel revenue decreased as a percent of total revenue to 46% in the first quarter of 2002 from 56% in the first quarter of 2001. Indirect channel revenue decreased both as a percentage of total revenue and in absolute dollars in the first quarter of 2002 compared to the same period of the prior year because of the adverse economic conditions. In general, the distribution of revenue among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEM’s and VAR’s, the timing of direct sales to large customer accounts and customer buying patterns.

     Customer Concentration. Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. One customer accounted for 28% of recognized revenue for the quarter ended March 31, 2002. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue.

     Geographic Mix. International revenue (sales outside of the United States) decreased as a percent of total revenue to 7% in the first quarter of 2002 from 39% in the first quarter of 2001. International revenue for the three months ended March 31, 2002 decreased in absolute dollars from the similar period in the prior year because of dramatic reductions made to our European direct sales organization during 2001. We plan to continue to pursue international markets by partnering with OEMs, VARs and distributors throughout the world. International revenue may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions. See “Risk Factors that May Affect Future Results.”

     Deferred Revenue. Deferred revenue primarily consists of the unrecognized portion of license and service revenue received pursuant to support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $2.7 million as of March 31, 2002 and $2.6 million as of December 31, 2001.

Cost of revenue

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

     Cost of revenue decreased by 89% to approximately $246,000 for the three months ended March 31, 2002 from approximately $2.2 million for the three months ended March 31, 2001. Cost of revenue decreased to 18% of total revenue for the three months ended March 31, 2002 from 61% for the three months ended March 31, 2001. The decrease in cost of revenue resulted primarily from the elimination of capitalized software amortization and the significant decline in revenue. Amortization of capitalized software costs was accelerated in the second quarter of 2002 as projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gross profit for the three months ended March 31, 2002 was 82% of total revenue compared to 39% of total revenue for the three months ended March 31, 2001. This increase in gross profit is primarily due to the elimination of capitalized software amortization costs and decreased payroll and overhead expenses resulting from the restructurings undertaken by management during 2001 in order to bring Viador’s cost structure into alignment with its revenue. We cannot predict if our restructuring and cost control efforts will continue to be effective in the future because of our inability to predict economic conditions and the competitive environment. See “Risk Factors that May Affect Future Results.”

Operating Expenses

     Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, amortization of stock-based compensation and amortization of goodwill. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category also includes expenses that may be common to the other categories, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent and utilities for the corporate office and depreciation expense for office furniture and equipment.

     Viador’s total operating expenses for the three months ended March 31, 2002 were $1.2 million or 82% of total revenue, compared to $8.3 million or 231% of total revenue for the three months ended March 31, 2001. The decrease in operating expenses in absolute dollars for the three months ended March 31, 2002 compared to the corresponding earlier year resulted from our efforts to streamline our operations and reduce our expenditure levels. In connection with our restructurings during 2001, we reduced our headcount significantly and aggressively cut other costs, including costs associated with our office lease. It is possible that we will have further cost reductions in the future.

     Sales and Marketing

     Sales and marketing expenses consist of operating expenses associated with Viador’s sales, marketing, international and other business development efforts. Sales and marketing expenses for the three months ended March 31, 2002 were $289,000 or 21% of total revenue, compared to $4.6 million, or 127% of total revenue, in the same period of the prior year. Sales and marketing expenses decreased in absolute dollars for the three months ended March 31, 2002 as compared to the similar period in 2001 primarily due to reduced salaries and related expenses resulting from decreased staffing associated with restructurings in December 2000 and April, June, September and December 2001. We believe that sales and marketing expenses are likely to remain relatively constant or increase in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

     Research and Development

     Research and development expenses consist of operating expenses associated with software development. Research and development expense decreased by 73% to $527,000 or 38% of total revenue in the first quarter of 2002 as compared to $1.9 million or 54% of total revenue for the same period in 2001. The decrease in research and development expenses was principally due to our reduced use of outside contractors and reduced salary-related expenses from our restructurings in December 2000 and April, June, September and December 2001. We believe that research and development expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     General and Administrative

     General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended March 31, 2002 and 2001 were $425,000 or 30% of total revenue in 2002, and $1.5 million or 41% of total revenue in 2001. General and administrative expense decreased primarily due to decreased staffing associated with the announced restructurings in December 2000 and April, June, September and December 2001. We believe that general and administrative expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

     Amortization of Stock-based Compensation

     Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three months ended March 31, 2002 was $4,000 compared to $204,000 in the same period of the prior year. The significant decrease is primarily due to the significant reduction in staffing associated with our restructurings during 2001. We anticipate granting a significant number of options to purchase our common stock to certain key employees and advisors in the second quarter of 2002. To the extent these options are granted to non-employees, we will incur increased stock-based compensation charges, which will negatively impact our operating results in the periods in which these options vest. See “Risk Factors that May Affect Future Results.”

     Amortization of Goodwill

     Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on a straight-line method over the expected period to be benefited, which was five years. Amortization of goodwill for the three months ended March 31, 2001 was $107,000, or 3%, of total revenue. At December 31, 2000, we performed an impairment evaluation of goodwill. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. Our evaluation indicated that the December 31, 2000 balance of $1.7 million was recoverable. At June 30, 2001, we performed a further evaluation of goodwill to determine whether it was recoverable. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. This evaluation indicated that the $1.5 million of goodwill remaining unamortized was impaired as actual revenue for the acquired company were significantly below projected revenue and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the entire remaining unamortized balance in the second quarter of 2001.

Non-Cash Interest Expense

     On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt and equity securities and a commitment to provide additional financing of up to $2.0 million upon request Mr. Yeung, a current investor. Mr. Yeung’s commitment to provide $2.0 million in additional debt financing is subject to certain conditions relating to Viador’s ability to meet its obligations under the notes and warrants issued to Mr. Yeung and certain business and financial conditions, including changes in equity ownership, composition of Viador’s management team and any change in control. For more information regarding this debt financing, see Note 3 of the Notes to Condensed, Consolidated Financial Statements.

     As consideration for the funds and the commitment to provide additional funds, Viador issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of Viador’s common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

     We allocated the total proceeds received of $1.0 million to the warrants using the Black-Scholes option pricing model using the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, resulting in a value of the warrants of approximately $372,000, and the beneficial conversion feature, which was limited to the remaining proceeds of $628,000. Accordingly, we recorded the beneficial conversion feature of $628,000 as additional paid-in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the effective interest method, resulting in a non-cash interest charge of $21,000 during the first quarter of 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000 which was recorded as an offset to proceeds from this arrangement. Non-cash interest expense will increase in future periods as Viador continues to accrete this note to its face value of $1.0 million over the next 24 months. If the holder of the note elects to convert the note prior to its repayment date, this accretion will accelerate in the period of conversion.

Other Income and Expense, Net

     Other income and expense, net, decreased to expense of $5,000 for the three months ended March 31, 2002 from income of approximately $86,000 for the three months ended March 31,2001. This decrease was due to a reduction in interest-bearing cash and investment balances.

Extraordinary gain on extinguishment of debt

     In the first quarter of 2002, we consummated workout agreements with certain of our creditors, representing approximately $1.8 million of our outstanding accounts payable. These creditors released us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001. We paid the creditors that were party to the workout agreements their respective agreed upon amounts aggregating approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of debt of $1.3 million.

Provision for Income Taxes

     For the three months ended March 31, 2002 provision for income taxes was $7,000. We incurred a loss for the three month period ended March 31, 2001, and therefore, no income tax provision was recorded. The net deferred tax assets as of March 31, 2002 were zero, net of a valuation allowance. Realization of Viador’s net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards.

     During the quarter ended March 31, 2002, Viador recorded income from cancellation of indebtedness of $1.3 million that was not includable in gross income for tax purposes because the income from the discharge of indebtedness is not included in gross income for tax purposes when a company’s liabilities exceed the fair value of its assets. However, Viador is required to reduce its current year net operating income by this $1.3 million income from the discharge of indebtedness, resulting in a net operating loss for income tax purposes.

Net Income or Loss

     For the three months ended March 31, 2002 net income was $1.2 million or 85% of total revenue. For the three months ended March 31, 2001 net loss was $6.8 million or 190% of total revenue.

Liquidity and Capital Resources

     From our inception, we have financed our operations primarily through an initial public offering and private equity placements totaling approximately $63.8 million. As of March 31, 2002, we had an accumulated deficit of approximately $75.6 million and cash and cash equivalents of approximately $1.2 million. We had net income of $1.2 million for the three months ended March 31, 2002, and we had net losses of approximately $24.5 million for the year ended 2001, $29.3 million for the year ended 2000 and $13.3 million for the year ended 1999. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue as a going concern. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future. We obtained $1.0 million in debt financing in the first quarter of 2002, as well as a commitment for up to $2.0 million in additional debt financing subject to our meeting certain financial and business conditions. There can be no assurance that we will be successful in our efforts to control expenses, generate sufficient revenue or obtain additional financing. Failure to reduce and control expenses, generate sufficient revenue and/or to obtain additional financing will result in a material adverse effect on our ability

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to meet our business objectives and continue as a going concern. Absent debt or equity financing beyond the $2.0 million currently committed to us, and excluding significant expenditures required for our major projects, we currently anticipate that the cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course of business for the next twelve months. For additional information, see Notes 1 and 3 of the Notes to Condensed Consolidated Financial Statements.

     As of March 31, 2002, our principal source of liquidity was $1.2 million in cash and cash equivalents, representing a $720,000 increase from the December 31, 2001 balance of $518,000. Net cash used by operating activities for the three months ended March 31, 2002 was approximately $228,000, while net cash used for the three months ended March 31, 2001 was approximately $8.4 million. For the three months ended March 31, 2002, this use of cash resulted primarily from decreases in accounts payable and increases in accounts receivable, offset in part by our operating income. We did not use any cash for investing purposes in the three months ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2001 was approximately $529,000. Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $940,000 and resulted from the net proceeds from the issuance of a convertible note payable.

     Viador’s principal commitments as of March 31, 2002 consisted of obligations under noncancelable operating leases for monthly rent. We have no present commitments or arrangements assuring us of any future equity or debt financing other than the $2.0 million commitment from a current investor discussed further in Note 3 to the Notes to Condensed Consolidated Financial Statements. This commitment to provide $2.0 million in additional debt financing is subject to Viador’s ability to meet its obligations under the notes and warrants issued, and certain business and financial conditions, including changes in our equity ownership, composition of our management team and any change in control. We cannot assure you that any further equity or debt financing will be available to us on favorable terms, or at all.

     We are currently attempting to raise additional financing to fund our operations. There can be no assurance that we will be successful in our efforts to reduce expenses or to obtain additional financing. Failure to reduce and control expenses, generate sufficient revenue and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. Based on our assumptions, which we believe are reasonable, we believe we may have sufficient cash to reach profitability provided that we meet the revenue and expense goals contained in our business plan.

     Our liquidity and capital requirements depend on numerous factors discussed under the section entitled “Risk Factors That May Affect Future Results.” Factors such as the ability to expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

     Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2001 acknowledged that we have incurred losses in each of the last three fiscal years. These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Viador

We may seek protection, or be the subject of involuntary proceedings, under the Federal Bankruptcy Code.

     We may seek protection under Chapter 11 of the Federal Bankruptcy Code. Additionally, we are subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against us. If we file for Chapter 11 protection, or if involuntary proceedings are commenced against us by our creditors, our creditors or other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed that is acceptable to the requisite number of creditors and holders entitled to vote on such a plan. This could lead to our inability to emerge from Chapter 11. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole. In addition, during any bankruptcy or similar proceeding, we would need court approval to take any actions out of the ordinary course of business, which would result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process. Any bankruptcy or similar proceeding will cause us to be in default on our convertible note payable. See Note 3 of Notes to Condensed Consolidated Financial Statements for more information on this note.

There is substantial doubt about our ability to continue as a “going concern.”

     The Independent Auditor’s Report issued in connection with Viador’s audited financial statements included in our Form 10-K/A for the year ended December 31, 2001, expresses substantial doubt about our ability to continue as a going concern, due to the lack of sufficient sources of revenue and our dependence on our ability to raise capital from stockholders or other sources to sustain operations.

     Although we reported net income of $1.2 million for the most recent quarter ended March 31, 2002, our recurring net losses, including $6.8 million for the quarter ended March 31, 2001 and $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding Viador’s ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador’s enterprise information portal software gains substantial market acceptance. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future.

As a result of questions concerning our status as a going concern, our customers and vendors may decide not to do business with us.

     Due to concerns regarding our ability to continue operations, customers and vendors may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. Additionally, we are currently experiencing some resistance in the marketplace and we believe that one of the several factors for this resistance is related to concerns regarding our ability to continue our business as a going concern. In any event, if customers and vendors decide not to conduct business with us, our revenue would decrease further, and our business will suffer significantly.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

potential of our business and market is unproven, and our limited operating history makes it difficult to evaluate us and our prospects.

     Our ability to address these risks depends on a number of factors, which include our ability to:

•	provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

•	market the Viador E-Portal, our other products and the Viador brand name effectively;

•	continue to grow our infrastructure to accommodate new developments in the enterprise information portal software market and increased sales;

•	retain and motivate qualified personnel; and

•	respond to competition.

     We may not be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and your investment in our capital stock will decline in value.

Failure to raise additional capital will have a material adverse effect on our ability to operate as a going concern.

     We may have insufficient capital to fund our operations and business objectives through the next 12 months. We are actively seeking financing for our current capital needs through the sale of additional equity and/or the issuance of debt. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our early stage of commercial operations has made it difficult to raise additional capital. If we do not obtain additional cash funding, the carrying amounts of certain assets, including property, equipment and capitalized software development costs may not be recovered.

     Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our cost-cutting efforts may harm our business.

     Our management has implemented plans designed to reduce our cash requirements through a combination of reductions in equipment purchases and operating expenditures, including significant reductions in our workforce during 2001. However, there can be no assurance that these plans will be successful or that the implementation of these plans will not have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

potential demand for our products and services. We believe that market acceptance of our products and services depends principally on our ability to:

•	effectively market the Viador E-Portal, our other products and our services;

•	retain a sufficient number of qualified sales and marketing personnel;

•	provide high-quality and reliable customer support for our products;

•	distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

•	develop a favorable reputation among our customers, potential customers and participants in the software industry; and

•	withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

     Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

     Our services consist of maintenance, support, consulting and training. Service revenue represented 50% of total revenue for the three months ended March 31, 2002 and 38% for the three months ended March 31, 2001. For the year ended December 31, 2001, service revenue represented 49% of total revenue. We anticipate that service revenue will fluctuate as a percentage of total revenue in the future. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

Continuing uncertainty of the U.S. economy, which has spread to Europe and Asia, may have serious implications for the growth and stability of our business and may negatively affect our stock price.

     The revenue growth and profitability of our business depends significantly on the overall demand for software products, particularly in the product segments in which we compete. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This weakening has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that these events may cause some businesses to eliminate or further curtail spending on technology related to our products.

We have a history of losses and may not be able to achieve profitability in the future.

     Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period with the exception of the most recent quarter, in which we incurred only an insignificant operating profit. As of March 31, 2002, we had an accumulated deficit of approximately $75.6 million. Revenue from our software and related services may not be sufficient to make, or keep us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face a weak economic environment and significant competition.

We were unable to maintain our listing on The Nasdaq National Market tier of the Nasdaq Stock Market and there may be no active trading market for our common stock.

     On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that our securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and stockholders’ equity, market capitalization, total assets, total revenue, and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 Nasdaq notified us that our securities would be delisted from the Nasdaq National Stock Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our common stock is not sustained, you may not be able to sell your common stock when you need to do so, or at a price acceptable to you, or even at all.

     The delisting of our stock has had a material negative impact on the trading market and price of our stock and has subjected us to certain state regulatory requirements. Low-priced stocks are subject to additional risks, including the potential loss of effective trading markets.

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

     The stock market, in general, and the trading prices of shares in public technology companies, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

•	investor perception of us and Internet-related businesses in general;

•	general economic conditions both in the United States and in foreign countries;

•	our results of operations;

•	adverse business developments;

•	changes in financial estimates by securities analysts; and

•	announcements by our competitors of new products and services.

     As a result of these factors, and due to the risks related to the absence of an active trading market for our common stock, we cannot assure you that the trading price of our common stock will not continue to drop or stay at its currently low price. The significant decreases in the trading price of our common stock and the currently low trading price that we are experiencing is likely to affect our visibility and credibility in our market and will likely limit our ability to raise capital in the future. Additionally, as a result of our low stock trading price and our delisting from Nasdaq, you may not be able to resell your shares of common stock when you need to or at prices higher than what you paid to purchase such shares.

Class action litigation due to stock price volatility could lead to substantial costs and divert our management’s attention and resources.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the software industry, particularly those whose product offerings are related to the Internet, are especially vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we have been the target of securities litigation, such as the class action lawsuit filed against us by The Plaintiffs’ Executive Committee. Securities litigation could result in substantial costs and could divert our management’s attention and resources from business operations. For further information regarding the lawsuit, see Item 1, “Legal Proceedings” in Part II of this Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

•	demand for and market acceptance of our products and services, both domestically and internationally;

•	introduction of products and services or enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	the mix of products and services we sell;

•	the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

•	retention of key personnel;

•	conditions specific to the enterprise information portal market and other general economic factors;

•	changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

•	new government legislation or regulation.

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

     The typical sales cycle of our products is long and unpredictable and requires both a significant capital investment decision by our customers and the education of potential customers regarding the use and benefits of our products. Our sales cycle is generally between three and nine months long. A successful sales cycle typically includes presentations to both business and technical decision makers. The implementation of our products involves

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and we may experience reduced market acceptance of our products. Our products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. As a result, the reputation of our software products for providing good security is vital to their acceptance by customers. Our products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, increased insurance costs or increased service and warranty costs. To address these problems, we may need to expend significant capital resources that may not have been budgeted.

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

     Sales from outside the United States accounted for 7% of our total revenue for the three months ended March 31, 2002 and 39% for the three months ended March 31, 2001. For the year ended December 31, 2001, we derived 19% of our total revenue from sales outside the United States. We derive our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to continue to pursue international markets by partnering with OEMs, VARs and distributors, and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

     We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency exchange rate fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui. We also face country-specific risks in Europe and the Asia-Pacific region, such as fluctuation in currency exchange rates, general economic conditions in Europe and the Asia-Pacific region and regulatory uncertainties associated with being a foreign company doing business in those geographic areas.

     Our international operations are subject to a number of risks, including:

• costs of customizing our products for foreign countries;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	protectionist laws and business practices favoring local competition;

•	dependence on the performance of local resellers and other strategic partners;

•	adoption of general Internet technologies in each international market;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales and payment cycles;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing international operations;

•	greater difficulty or delay in accounts receivable collection;

•	foreign currency exchange rate fluctuations;

•	multiple and conflicting tax laws and regulations; and

•	political and economic instability.

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

     During the year ended December 31, 2001, we reduced our workforce by a total of 173 people to reduce costs. At March 31, 2002, our workforce totaled 31 employees. It is possible that we will have further workforce and cost reductions in the future.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

limit the rate at which we generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

Loss of either of our executive officers could harm our business.

     Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Stan X. Wang, our president and chief executive officer, and Nathan A. Cammack, our chief financial officer. The loss of the services of Messrs. Wang and/or Cammack could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

If we do not successfully recruit and retain skilled personnel for permanent management positions, we may not be able to effectively implement our business objectives.

     We have experienced significant personnel changes at the senior management level. During 2001, Dick Warmington resigned as interim president and chief executive officer and Alice Pilch resigned as chief financial officer. We appointed Stan X. Wang president and chief executive officer in August 2001 and Nathan A. Cammack chief financial officer in October 2001. On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing. We have not yet appointed a new vice president of worldwide sales and marketing. We cannot predict how these changes in management will affect our business. However, if we fail to recruit and retain qualified individuals to permanently serve in these senior management positions, our business, financial condition and results of operations will be seriously harmed.

We may not be able to recruit and retain personnel, which would impair our growth.

     We are highly dependent on certain members of our management and engineering staff, including, without limitation, our chief executive officer and our chief financial officer. The loss of one or more of these officers could impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. Our ability to attract and retain skilled and experienced personnel may be adversely impacted by limitations on our ability to issue stock options due to the delisting of our common stock from the Nasdaq National Market System. During the second quarter of 2002, we anticipate granting a significant number of options to purchase our common stock to certain key employees and advisors. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms, and the granting of stock options to key advisors who are not employees will result in a charge to operating expense, which will negatively impact our results of operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Our business and operating results may differ materially from our expectations due to consequences attributable to the events that took place in New York City and Washington D.C. on September 11, 2001. We cannot predict the nature or effect on our revenue or operations of any future political or economic events and policies that may arise directly or indirectly as a result of those events. In addition, these events may continue to have a negative impact on the general emotions and psychology of the marketplace, which could cause our stock price to fluctuate.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we may have to support an increased number of systems in the future. We currently develop our products on Microsoft Windows NT and Solaris. Therefore, we experience a delay when we adapt our products to be installed on other major servers. A delay in any rollout of our product onto a new system could adversely affect our revenue and operating results. There can be no assurance that we will adequately expand our data source and system coverage to service potential customers, or that the expansion will be sufficiently rapid to meet or exceed the system and data source coverage of our competitors. The success of our products will depend on various factors, including the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems and data sources, as well as or better than competitive offerings. The success of our products will also depend on the ability of our existing products to work well with one another, with new products we are developing and with new software being developed by third parties. We cannot assure you that we will successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, our business will suffer.

Our officers, directors and affiliates may be able to control all matters submitted for stockholder approval, and you will be subject to their decisions.

     Some of our stockholders own a large enough stake in us to have a significant influence on the matters presented to a vote of stockholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, that concentration of ownership may delay, defer or prevent a change in control of Viador, impede a merger, consolidation, takeover or other business combination involving Viador or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Viador, any of which could have a material adverse effect on the market price of our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We rely on a continuous power supply.

     In the summer of 2001, California experienced an energy crisis that could disrupt our operations and increase our expenses of our California facilities. In the event of an acute power shortage, that is, when power reserves for the State of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

     Viador places its investments in instruments that meet high credit quality standards, as specified in Viador’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At March 31, 2002 and December 31, 2001, we held no interest-bearing investments.

Impact of Foreign Currency Exchange Rate Change

     We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three months ended March 31, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Class Action Law Suit

     On November 13, 2001, Viador and certain of its current and former officers and directors, together with the underwriters of its October 25, 1999 Initial Public Offering (“IPO”), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 22, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market.

     The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 30 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. No date has been set for the filing of responsive pleadings by any defendant. The Court has indicated that it intends to follow specialized but as yet unidentified procedures for the submission and determination of motions to dismiss. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to speculate as to its ultimate outcome.

     Other Pending Litigation

     On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff’s claims at this time.

     On May 10, 2002, attorneys for one of Viador’s customers, CMS, sent a letter to Viador reporting that CMS had filed a suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. Viador has not been served with the complaint and cannot evaluate its claims or Viador’s response at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Modification to Instruments Defining the Rights of Common Stockholders.

     On April 15, 2002, we amended our bylaws to provide that a majority of our stockholders may call a special meeting of the stockholders.

(b)	Material Limitations or Qualifications on Rights of Common Stockholders Resulting from the Issuance or Modification of Other Securities.

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

     On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a commitment to provide us with additional financing of up to $2.0 million upon our request from Mr. Heungyeung Yeung, who currently holds certain of our securities. Mr. Yeung’s commitment to provide $2.0 million in additional financing is subject to certain conditions relating to our ability to meet our obligations under the notes and warrants issued to Mr. Yeung, changes in our equity ownership, composition of our management team and any change in control. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

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

     None of the notes or warrants issued or issuable to Mr. Yeung are convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of our issued and outstanding voting stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (CONTINUED)

     The offering and issuance were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events” on page 17.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

3.2	Form of Amended and Restated Bylaws

* 10.2	Form of Amended and Restated 1999 Stock Incentive Plan

*	- Incorporated by reference to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders as amended on May 2, 2002.

(b)	Reports on Form 8-K.

Viador filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 20, 2002 under Item 5 regarding the debt financing of up to $3.0 million received by Viador in March 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIADOR INC. (Registrant)

Date: May 20, 2002	By:	/s/ Nathan A. Cammack

Nathan A. Cammack Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

3.2	Form of Amended and Restated Bylaws

* 10.2	Form of Amended and Restated 1999 Stock Incentive Plan

*	- Incorporated by reference to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders as amended on May 2, 2002.