Form 10-Q
period 2002-06-30
VIADOR INC
filed 2002-09-12
CIK 1089026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        __________

Commission file number: 0-27741


                                   VIADOR INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  94-3234636
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)


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

                          Yes   [X]           No   [ ]



As of July 31, 2002, there were 33,647,727 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.


================================================================================

                                   VIADOR INC.

                                    FORM 10-Q
                                      INDEX
                  FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002


                                                                                          PAGE
                                                                                          ----
                                    PART I -- FINANCIAL INFORMATION

  ITEM 1.      Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets -- June 30, 2002 (unaudited) and
                  December 31, 2001....................................................     3

               Condensed Consolidated Statements Of Operations -- Three and Six Months
                  Ended June 30, 2002 and 2001 (unaudited).............................     4

               Condensed Consolidated Statements of Cash Flows -- Six Months Ended
                  June 30, 2002 and 2001 (unaudited)...................................     5

               Notes to Condensed Consolidated Financial Statements (unaudited)........     6

  ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations........................................................    16

  ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk..............    39


                                     PART II -- OTHER INFORMATION

  ITEM 1.      Legal Proceedings.......................................................    40

  ITEM 2.      Changes in Securities and Use of Proceeds...............................    41

  ITEM 3.      Defaults Upon Senior Securities.........................................    41

  ITEM 4.      Submission of Matters to a Vote of Security Holders.....................    41

  ITEM 5.      Other Information.......................................................    41

  ITEM 6.      Exhibits and Reports on Form 8-K........................................    41

  Signatures.........................................................................      42

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   VIADOR INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                                        JUNE 30,     DECEMBER 31,
                                                                          2002           2001
                                                                        --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ......................................      $  1,449       $    518
  Restricted cash ................................................            --            525
  Accounts receivable, net of allowance of $150 at June 30,
    2002, and $380 at December 31, 2001 ..........................           780          1,195
  Other current assets ...........................................           173            182
                                                                        --------       --------
    Total current assets .........................................         2,402          2,420
Property and equipment, net ......................................           444            726
Other assets .....................................................           145            160
                                                                        --------       --------
    Total assets .................................................      $  2,991       $  3,306
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ...............................................      $    292       $  2,273
  Accrued liabilities ............................................           332            582
  Accrued vacation and bonus .....................................           206            242
  Accrued restructuring expense ..................................            --             23
  Deferred revenue ...............................................         2,467          2,605
                                                                        --------       --------
    Total current liabilities ....................................         3,297          5,725
                                                                        --------       --------

Convertible note payable, net of unamortized discount of
    $854 at June 30, 2002 ........................................           146             --

Stockholders' deficit:
  Common stock, $0.001 par value: 100,000,000 shares
    authorized as of June 30, 2002 and December 31, 2001;
    issued and outstanding: 33,674,727 shares and 33,147,212
    shares as of June 30, 2002 and December 31, 2001,
    respectively .................................................            34             34
  Additional paid-in capital .....................................        75,926         74,809
  Deferred stock-based compensation ..............................          (371)          (452)
  Treasury stock .................................................           (34)           (34)
  Accumulated deficit ............................................       (76,023)       (76,776)
  Accumulated other comprehensive income .........................            16             --
                                                                        --------       --------
    Total stockholders' deficit ..................................          (452)        (2,419)
                                                                        --------       --------
    Total liabilities and stockholders' deficit ..................      $  2,991       $  3,306
                                                                        ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   VIADOR INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                         -----------------------       -----------------------
                                                           2002           2001           2002           2001
                                                         --------       --------       --------       --------
Revenue:
  License .........................................      $    273       $  1,330       $    973       $  3,584
  Service .........................................           865          1,347          1,564          2,708
                                                         --------       --------       --------       --------
    Total revenue .................................         1,138          2,677          2,537          6,292
                                                         --------       --------       --------       --------
Cost of revenue:
  Amortization of capitalized software ............            --          3,031             --          3,454
  License and service cost of revenue .............           434            727            681          2,518
                                                         --------       --------       --------       --------
    Total cost of revenue .........................           434          3,758            681          5,972
                                                         --------       --------       --------       --------
      Gross profit (loss) .........................           704         (1,081)         1,856            320
                                                         --------       --------       --------       --------
Operating expenses:
  Sales and marketing .............................           255          4,605            543          9,191
  Research and development ........................           496          1,754          1,024          3,703
  General and administrative ......................           252          1,488            677          2,975
  Amortization of stock-based compensation(1) .....            79           (375)            83           (171)
  Amortization of goodwill ........................            --            213             --            320
  Impairment loss -- goodwill .....................            --          1,430             --          1,430
  Restructuring expense ...........................            (9)           217             (9)           217
  Loss on lease termination .......................            --          2,824             --          2,824
  Impairment loss -- equipment held for sale ......            --            550             --            550
                                                         --------       --------       --------       --------
    Total operating expenses ......................         1,073         12,706          2,318         21,039
                                                         --------       --------       --------       --------
Operating loss ....................................          (369)       (13,787)          (462)       (20,719)
Interest expense ..................................          (125)            --           (146)            --
Other income and expense, net .....................             5             13             --             99
                                                         --------       --------       --------       --------
Net loss before income taxes and
    extraordinary item ............................          (489)       (13,774)          (608)       (20,620)
Extraordinary gain on extinguishment of debt ......            50             --          1,361             --
Benefit (provision) for income taxes ..............             7            (28)            --            (28)
                                                         --------       --------       --------       --------
    Net income (loss) .............................      $   (432)      $(13,802)      $    753       $(20,648)
                                                         ========       ========       ========       ========

Basic net loss per share:
  Net loss before extraordinary gain on
    extinguishment of debt ........................      $  (0.01)      $  (0.76)      $  (0.02)      $  (0.38)
  Extraordinary item -- gain on
    extinguishment of debt, net of taxes ..........            --             --           0.04             --
                                                         --------       --------       --------       --------
  Net income (loss) ...............................      $  (0.01)      $  (0.76)      $   0.02       $  (1.13)
                                                         ========       ========       ========       ========

Weighted average shares used to compute net
    income (loss) per share:
  Basic and diluted ...............................        33,111         18,258         33,109         18,205

-----------------
(1) - The allocation of the amortization of stock-based compensation relates to the expense categories as set forth below (in thousands, unaudited):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         -----------------------       -----------------------
                                                           2002           2001           2002           2001
                                                         --------       --------       --------       --------
Cost of revenue ...................................      $     --       $     (1)      $      1       $      1
Sales and marketing ...............................             1           (208)             2           (157)
Research and development ..........................             1             (9)             3             44
General and administrative ........................            77           (157)            77            (59)
                                                         --------       --------       --------       --------
                                                         $     79       $   (375)      $     83       $   (171)
                                                         ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   VIADOR INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                          2002           2001
                                                                        --------       --------
Cash flows from operating activities:
Net income (loss) ................................................      $    753       $(20,648)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization ..................................           273            958
  Amortization of capitalized software ...........................            --          3,454
  Amortization of goodwill .......................................            --            320
  Amortization of deferred stock-based compensation ..............            83           (171)
  Amortization of deferred stock-based charges ...................            75            123
  Extraordinary gain on extinguishment of debt ...................        (1,361)            --
  Non-cash interest expense ......................................           146             --
  Loss on lease termination ......................................            --          2,824
  Impairment loss -- goodwill ....................................            --          1,430
  Impairment loss -- equipment held for sale .....................            --            550
  Allowance for uncollectible notes receivable from
    stockholder ..................................................            --            123
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................           415          3,683
    Other current assets and other assets ........................            57          1,576
    Accounts payable, accrued liabilities and accrued
      vacation and bonus .........................................          (322)        (2,574)
    Accrued restructuring expenses ...............................           (23)          (548)
    Deferred revenue .............................................          (138)          (901)
                                                                        --------       --------
      Net cash used in operating activities ......................           (42)        (9,801)
                                                                        --------       --------

Cash flows from investing activities:
  Capital expenditures ...........................................            --            (13)
  Proceeds from sale of equipment ................................            17             --
  Capitalization of software development costs ...................            --           (198)
                                                                        --------       --------
      Net cash provided by (used in) investing activities ........            17           (211)
                                                                        --------       --------

Cash flows from financing activities:
  Repayment of bank line of credit ...............................            --         (5,000)
  Repayment of note payable from business acquisition ............            --         (1,000)
  Proceeds from issuance of convertible note payable and
    warrants, net of issuance costs ..............................           940             --
  Proceeds from issuance of common stock .........................            --              5
                                                                        --------       --------
      Net cash provided by (used in) financing activities ........           940         (5,995)
                                                                        --------       --------

Effect of exchange rate on cash and cash equivalents .............            16             99
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents .............           931        (15,908)
Cash and cash equivalents, beginning of period ...................           518         15,955
                                                                        --------       --------
Cash and cash equivalents, end of period .........................      $  1,449       $     47
                                                                        ========       ========

Supplemental disclosure of cash flow information:
  Cash paid for interest .........................................      $     --       $    135
                                                                        ========       ========
  Cash paid for income taxes .....................................      $     14       $     31
                                                                        ========       ========

Supplemental disclosure of non-cash financing activities:
  Value of beneficial conversion feature on convertible note
    payable ......................................................      $    628       $     --
                                                                        ========       ========
  Value of warrants issued with convertible note payable .........      $    372       $     --
                                                                        ========       ========
  Issuance of stock in conjunction with settlement ...............      $    100       $     --
                                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Viador Inc. and its subsidiary (referred to hereafter as "Viador," "we," "us" or "our"), after elimination of all intercompany accounts and transactions, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results expected for any subsequent quarter or for the entire year ending December 31, 2002. These condensed consolidated financial statements and the notes included herein should be read in conjunction with Viador's audited financial statements and notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

    The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring net losses, including $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding our ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador's enterprise information portal software gains substantial market acceptance. Viador expects to continue to use cash in operations and incur operating losses in the foreseeable future, and may need to obtain additional funding to sustain our operations in 2002. We obtained debt/equity financing of $1.0 million in the first quarter of 2002, as well as a commitment for additional debt financing of up to $2.0 million, subject to our meeting certain financial and business conditions (see Note 3). We believe that these actions will allow Viador to continue as a going concern for the next twelve months. However, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should Viador be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

  (b) Revenue Recognition

    Viador licenses its software products to end user customers, original equipment manufacturers, or OEMs, and value added resellers, or VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence of fair value for all undelivered elements has been established. Vendor-specific objective evidence of fair value for consulting services is based on the price charged when those services are sold separately. We establish sufficient vendor-specific objective evidence of the fair value of post-contract customer support based on the contractually specified annual renewal rates for such services. License revenue is recorded under the residual method described in SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require Viador to deliver unspecified additional products are deferred and recognized ratably over the term of the arrangement beginning with the delivery of the first product. All of the contract software revenue related to

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed.

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

    Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. Viador recognizes revenue allocated to post-contract customer support agreements ratably over the term of the arrangement, which are typically one year.

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

    Cost of service revenue includes salaries and related expenses for providing consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties that provide services to customers.

  (c) Financial Instruments and Concentration of Credit Risk

    The carrying value of our financial instruments, including cash equivalents, accounts receivable and payable and notes payable approximates fair market value. Financial instruments that potentially subject Viador to concentrations of credit risk consist primarily of cash equivalents, trade accounts receivable and convertible notes payable (see Note 3).

    Viador sells its products and services to customers in diversified industries. Credit risk is concentrated in North America, Europe and Asia. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

  (d) Software Development Costs

    Viador accounts for its software development expenses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. Viador uses a detailed program design approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product's projected revenue, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs was fully amortized as projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability, resulting in amortization of software development costs, classified as cost of sales, of approximately $3.0 million for the three months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2001. Consequently, net capitalized software development costs amounted to zero as of June 30, 2002.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


  (e) Stock-Based Compensation

    Viador applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plan. As such, compensation expense would be recorded on the date of grant only if the market price of the underlying stock on the date of grant exceeded the exercise price. In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." Viador has adopted the provisions of FIN No. 44, and such adoption did not materially impact our consolidated financial position or results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123.

  (f) Comprehensive Income (Loss)

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Items of comprehensive income (loss) that Viador currently reports relate to foreign currency translation adjustments.

    The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       -----------------------       ----------------------
                                                         2002           2001           2002          2001
                                                       --------       --------       --------      --------
Net income (loss) ...............................      $   (432)      $(13,802)      $    753      $(20,648)
Other comprehensive income (loss):
  Foreign currency translation adjustments ......             8             71             16            99
                                                       --------       --------       --------      --------
    Total comprehensive income (loss) ...........      $   (424)      $(13,731)      $    769      $(20,549)
                                                       ========       ========       ========      ========

  (g)  Goodwill and Other Intangible Assets

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, the intangible asset should be separately recognized and amortized over its estimated useful life. Viador adopted SFAS No. 142 in the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on our consolidated financial position or results of operations. We had no goodwill and no significant other intangible assets as of June 30, 2002 or December 31, 2001.

    On January 20, 2000, Viador acquired a distributor in Switzerland, the purchase price allocation of which resulted in $2.1 million in goodwill. In the three months ended June 30, 2001, the remaining unamortized portion of this goodwill was deemed impaired as actual revenue for the acquired company was below projected revenue, and key management personnel terminated employment with the subsidiary located in Switzerland, resulting in the recognition of approximately $1.4 million in impairment losses in the period ended June 30, 2001. Amortization expense related to goodwill was approximately $213,000 for the three months ended June 30, 2001 and $320,000 for the six months ended June 30, 2001.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


    The following table presents the impact of SFAS No. 142 on net income (loss) per share if the standard been in effect since the first quarter of 2001 (in thousands, except per-share amounts):

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                   -----------------------       ----------------------
                                                     2002           2001           2002          2001
                                                   --------       --------       --------      --------
Reported net income (loss) ..................      $   (432)      $(13,802)      $    753      $(20,648)
Adjustments:
  Amortization of goodwill ..................            --            213             --           320
  Impairment loss -- goodwill ...............            --           (320)            --          (320)
                                                   --------       --------       --------      --------
Adjusted net income (loss) ..................      $   (432)      $(13,909)      $    753      $(20,648)
                                                   ========       ========       ========      ========

Reported net income (loss) per share --
    basic and diluted .......................      $  (0.01)      $  (0.76)      $   0.02      $  (1.13)
                                                   ========       ========       ========      ========

Adjusted net income (loss) per share --
    basic and diluted .......................      $  (0.01)      $  (0.76)      $   0.02      $  (1.13)
                                                   ========       ========       ========      ========

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

  (i) Recent Accounting Pronouncements

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Viador expects to adopt SFAS No. 143 effective January 1, 2003. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial position or results of operations.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

    The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with extinguishment of debt out of extraordinary items into other income and expense.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


    Certain other provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Viador does not anticipate the remaining provisions of this statement will have a material effect on its consolidated financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

    The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Viador does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

  (j) Reclassifications

    Certain prior period balances have been reclassified to conform to the current period presentations.

NOTE 3.  NOTE PAYABLE

    On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt securities and a conditional commitment to provide additional debt financing of up to $2.0 million upon request from Mr. Heungyeung Yeung, who currently holds certain of Viador's equity securities. Mr. Yeung's conditional commitment to provide $2.0 million in additional debt financing is conditioned upon none of the following events ("default events") having occurred: 1) a material adverse event affecting Viador's business, operations, properties, financial condition, or prospects which would materially impair Viador's ability to perform its obligations under the agreement and any of the notes and warrants issued in connection with this financing; 2) the closing of a debt or equity financing or other financial arrangement by Viador involving proceeds to it of $1.0 million or more from investors not related to Mr. Yeung that would result in such investors holding twenty-five percent (25%) or more of Viador's outstanding securities; 3) any material change in Viador's management team, and 4) any transaction that would result in a change in voting control of Viador. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. The $1.0 million obligation is secured by the accounts receivable of Viador. The note is callable if any of the following conditions occur: 1) Viador fails to makes any payment when due, 2) the breach of any condition of the note and subsequent failure to cure within twenty (20) days following notice of such default, 3) any transaction that would result in a change in voting control of Viador, and 4) the filing of a petition by or against Viador under any provision of applicable bankruptcy or similar law relating to insolvency, or appointment of a receiver, trustee, custodian, or liquidator of or for all or any substantial part of the assets or property of Viador, or the making of a general assignment for the benefit of creditors by Viador.

    As consideration for the funds and the conditional commitment to provide additional funds, Viador issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of Viador's common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

    One of the warrants is exercisable in whole or in part, at any time or from time to time, for 3,333,333 shares of Viador's common stock at an exercise price of $0.06 per share. The second warrant is exercisable for an aggregate of 3,333,333 shares of Viador's common stock at an exercise price of $0.06 per share, but is subject to vesting, such that 25% of the warrant becomes exercisable every six months and is entirely exercisable on March 18, 2004, two years after the issuance date. The second warrant ceases to vest in the event Mr. Yeung fails to fulfill his commitment to provide additional funding. However, if Mr. Yeung's failure to provide additional funding is due to

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


Viador's failure to meet any of the conditions above, the second warrant becomes fully exercisable. Both warrants expire on March 18, 2005.

    We calculated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, which resulted in a value of the warrants of approximately $372,000. Of the $1.0 million gross proceeds, we allocated $372,000 to the warrants and $628,000, the remaining proceeds, to the beneficial conversion feature. Accordingly, we recorded the beneficial conversion feature of the convertible note of $628,000 and the $372,000 of warrants to additional paid-in capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the straight-line interest method, resulting in a non-cash interest charge of $125,000 during the second quarter of 2002 and $146,000 for the first six months of 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000, which was recorded as an offset to the proceeds from this arrangement. As of June 30, 2002 the carrying amount of the note payable of $146,000 was net of the unamortized discount of $854,000.

    Each time Viador receives additional funding from Mr. Yeung, we are obligated to issue to Mr. Yeung a convertible promissory note with a principal amount equal to the amount of such additional funding. Interest on any such note will accrue at a rate equal to the sum of (a) the prime rate in effect on loans made by Citibank, N.A. as of the date of such note, plus (b) three percent (3%). Any such note will be convertible into either shares of common stock or any equity securities Viador issues to a third party or third parties in one or more bona fide, arms-length transactions for the purpose of raising capital during the term of such note. If the note is converted into Viador's common stock, the note will be convertible into a number of shares of common stock equal to the total principal and interest amount outstanding on the note at the time of conversion divided by $0.05984. If the note is converted into another class of equity securities issued in an equity financing, the note will be convertible into a number of shares of such equity securities equal to the total principal and interest amount outstanding on the note at the time of conversion divided by the price per share or unit at which such equity securities are sold to third party investors.

    None of the notes or warrants issued or issuable to Mr. Yeung are convertible or exercisable if the conversion or exercise of any such note or warrant would result in Mr. Yeung or his affiliates holding more than 49.9% of Viador's issued and outstanding voting stock.

NOTE 4.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average shares of restricted stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding used in the basic earnings per share calculation including, when dilutive, potential common shares from outstanding stock options and warrants to purchase common stock computed using the treasury stock method, and convertible securities using the "as if converted" method. The potential common shares associated with shares issuable under stock options, warrants and convertible notes (see Note 5) have been excluded from the computation of diluted net income
(loss) per share for all periods presented because the effect would have been antidilutive. Potential common shares of approximately 3,889,000 for the three months ended June 30, 2002 and 3,954,000 for the six months ended June 30, 2002 have been excluded from the diluted loss per share calculation due to their antidilutive effect. Potential common shares of approximately 5,333,000 for both the three and six months ended June 30, 2001 have been excluded from the diluted loss per share calculation due to their antidilutive effect.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


    In accordance with SFAS No. 128, "Earnings per Share," the "control number" in determining whether those potential common shares are dilutive or antidilutive is income (loss) from continuing operations before extraordinary items. The following is a reconciliation of shares used to compute earnings per share (in thousands):


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                   -----------------------       -----------------------
                                                     2002           2001           2002           2001
                                                   --------       --------       --------       --------
Weighted average shares outstanding .........        33,148         18,282         33,148         18,233
Weighted average restricted shares subject
   to repurchase ............................           (37)           (24)           (39)           (28)
                                                   --------       --------       --------       --------
Shares used to compute basic and diluted
   earnings per share .......................        33,111         18,258         33,109         18,205
                                                   ========       ========       ========       ========

NOTE 5.  SHARES RESERVED FOR FUTURE ISSUANCE

    Shares of common stock reserved for future issuance is as follows (in thousands):

                                                          JUNE 30,    DECEMBER 31,    JUNE 30,
                                                            2002          2001          2001
                                                          --------    ------------    --------
Shares issuable under stock options ................         8,096         5,051         5,168
Shares available for future grant under stock
    option plans ...................................         2,787         4,174         5,717
Shares available for future issuance under the
    Employee Stock Purchase Plan ...................         1,378           715           729
Shares issuable pursuant to warrants to
    purchase common stock ..........................        10,885         4,268             5
Shares issuable pursuant to convertible note
    payable ........................................        16,711            --            --
                                                          --------      --------      --------
                                                            39,857        14,208        11,619
                                                          ========      ========      ========

    In June 2002, Viador's stockholders approved an increase to the total number of shares authorized for issuance under our 1999 Stock Incentive Plan by 10,000,000 shares to a total of 22,895,549 shares.

NOTE 6.  RESTRUCTURING EXPENSE AND IMPAIRMENT

    In December 2000, the Board of Directors approved a restructuring program designed to streamline Viador's business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000. During 2001, the Board of Directors approved restructuring programs designed to further streamline Viador's business and to reduce costs, resulting in additional restructuring expense of $251,000. The following table depicts the activity for the restructuring accrual through June 30, 2002 (in thousands):

                                                             SEVERANCE       RENT          TOTAL
                                                             ---------      -------       -------
Restructuring accrual, December 31, 2000 ...............      $   234       $   459       $   693
Additions to restructuring accrual, April 2001 .........          144            --           144
Additions to restructuring accrual, June 2001 ..........           73            --            73
Additions to restructuring accrual, September 2001 .....           10            --            10
Additions to restructuring accrual, December 2001 ......           24            --            24
Cash payments (January 2001 through December 2001) .....         (462)         (459)         (921)
Cash payments (January 2002 through June 2002) .........          (14)           --           (14)
                                                              -------       -------       -------
Reverse restructuring accrual, June 2002 ...............           (9)           --            (9)
                                                              -------       -------       -------
    Total ..............................................      $    --       $    --       $    --
                                                              =======       =======       =======

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


      In June 2001, Viador terminated its corporate lease that was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, Viador surrendered its restricted lease deposit of $1.0 million and a significant amount of office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.8 million) to the landlord. In June 2001, management decided to sell certain equipment. In connection with this decision, Viador recognized a loss on equipment held for sale of $550,000. In June 2002, Viador reversed the remaining accrual balance of $9,000 because the restructuring plan was complete.

NOTE 7.  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

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

    In the second quarter of 2002, Viador recorded an extraordinary gain on extinguishment of debt to reflect settlement of an outstanding debt of $63,000 with a payment of $16,000. In connection with this settlement, Viador also reversed into general and administrative expense a previously recorded accrual of $108,000 that was no longer deemed to be necessary. Separately, in April 2002, Viador settled with a vendor for 25% of an outstanding balance of $4,000 with a payment of $1,000, which also resulted in an extraordinary gain.

    As of December 31, 2001, Viador had set aside $525,000 in restricted cash for the purpose of settling these liabilities. As of June 30, 2002, $484,000 had been used to settle liabilities and $41,000 had been refunded to Viador.

NOTE 8.  GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

    Viador has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within Viador for the purposes of making operating decisions and assessing financial performance.

    Viador's chief operating decision-maker is considered to be the chief executive officer, or CEO. The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenue by product type for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, Viador has determined that it operates in a single operating segment: Enterprise information portal systems.

    Significant customer information is as follows:

                              PERCENTAGE OF TOTAL REVENUE                   PERCENTAGE OF
                      ---------------------------------------------         TOTAL ACCOUNTS
                       THREE MONTHS ENDED         SIX MONTHS ENDED         RECEIVABLE AS OF
                            JUNE 30,                  JUNE 30,           ---------------------
                      -------------------       -------------------      JUNE 30,     DEC. 31,
                       2002         2001         2002         2001         2002         2001
                      ------       ------       ------       ------      --------     --------
Customer A .....        14%          23%          21%          10%          10%          15%

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


    Viador markets products mainly from operations in North America. International sales are primarily to customers in Europe and Asia Pacific. Revenue derived from international sales as a percentage of total revenue was 9% for both the three and six months ended June 30, 2002, and 40% for both the three and six months ended June 30, 2001.

    Revenue aggregating 3% of total revenue for the six months ended June 30, 2002 was generated from a customer who is also a stockholder of Viador, and whose ownership percentage was 1% as of June 30, 2002. Revenue aggregating 5% of total revenue for the six months ended June 30, 2001 was generated from a customer who is also a stockholder of Viador, and whose ownership percentage was 2% as of June 30, 2001.

NOTE 9.  LITIGATION

    Claims Settled

    On May 10, 2002, attorneys for one of Viador's customers, CMS, sent a letter to Viador reporting that CMS had filed suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. On July 1, 2002 Viador settled this dispute with CMS for the sum of $35,000 in exchange for which CMS dismissed all claims against Viador. This settlement is included in accrued liabilities as of June 30, 2002.

    On May 16, 2002 Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. "SHRM". SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages. The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

    In the three months ended June 30, 2002 Viador reversed a legal accrual of $108,000 as a result of a settlement with a vendor. This credit has been classified as an offset to general and administrative expense in the three months ended June 30, 2002.

    Pending Class Action Law Suit

    On November 13, 2001, Viador and certain of its current and former officers and directors (the "Individual Defendants"), together with the underwriters of its October 25, 1999 Initial Public Offering ("IPO"), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador's common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers' promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

    The lawsuit is part of the "IPO Allocation Securities Litigation" pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to predict its ultimate outcome.

VIADOR INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)


    Other Pending Litigation

    On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff's claims at this time.

    Viador is involved in lawsuits, claims, investigations and proceedings from time to time, including those identified above, consisting of matters which arise in the ordinary course of business. Any possible adverse outcome arising from these matters, either individually or in the aggregate, is not expected to have a material adverse impact on the results of operations or financial position of Viador. However, Viador's evaluation of the likely impact of these pending disputes could change in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Except for the historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Viador and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: Viador's short operating history, which makes it difficult to predict its future results of operations; the dependence of Viador's revenue upon its suite of products; Viador's history of operating losses and expected future losses, which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; Viador's future operating results could fluctuate, which may cause volatility or a decline in the price of Viador's stock.

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

    Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


conduct business in markets outside the United States, primarily through distributors. We conduct business internationally through a variety of distribution and service partners in Europe, Greece, the United Kingdom and Canada. In Asia, we use distributors in Japan, Korea, Indonesia, China, Hong Kong and Thailand.

RECENT EVENTS

    Debt Financing

    On March 18, 2002, we received $1.0 million in financing through a private offering of debt securities and a conditional commitment to provide additional debt financing of up to $2.0 million upon request from Heungyeung Yeung, an existing stockholder. The conditional commitment to provide $2.0 million in additional debt financing is subject to our meeting certain financial and business conditions and obligations under the notes and warrants issued in connection with the $1.0 million debt financing. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. We cannot assure you that these funds will be available to us. For more information regarding this debt financing, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

    Renegotiation with Creditors

    In the first quarter of 2002, Viador consummated workout agreements with certain of its creditors representing approximately $1.8 million of its outstanding accounts payable. Under the workout agreement, these creditors agreed to release us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001, which aggregated approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of debt of $1.3 million. In the second quarter of 2002, Viador recorded an extraordinary gain on extinguishments of debt to reflect settlement of an outstanding debt of $63,000 with a payment of $16,000. For more information regarding the workout agreement, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

    Claims Settled

    On May 10, 2002, attorneys for one of Viador's customers, CMS, sent a letter to Viador reporting that CMS had filed suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. On July 1, 2002 Viador settled this dispute with CMS for the sum of $35,000 in exchange for which CMS dismissed all claims against Viador. This settlement is included in the legal accrual as of June 30, 2002.

    On May 16, 2002 Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. "SHRM". SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages. The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

    Class Action Law Suit

    On November 13, 2001, Viador and certain of its current and former officers and directors (the "Individual Defendants"), together with the underwriters of its October 25, 1999 Initial Public Offering ("IPO"), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador's common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers' promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    The lawsuit is part of the "IPO Allocation Securities Litigation" pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to predict its ultimate outcome.

    Other Pending Litigation

    On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff's claims at this time.

    Viador is involved in lawsuits, claims, investigations and proceedings from time to time, including those identified above, consisting of matters which arise in the ordinary course of business.

    NASDAQ Notice of Noncompliance and Delisting

    Effective on October 31, 2001 our securities were delisted from the National Market tier of the Nasdaq Stock Market because of our failure to comply with the minimum bid price, net tangible assets and stockholders' equity, market capitalization, total assets, total revenue, and stockholder approval and audit committee composition requirements. Our shares of common stock are now traded on the Over-the-Counter Bulletin Board.

    We failed to file timely with the SEC this Form 10-Q due for the quarterly period ended June 30, 2002 and, as a result, will have greater difficulty in raising capital through public offerings of our stock.

    Effect of Economic Conditions

    In the first half of the year 2000, a significant portion of our customers were newly funded internet-related companies that wanted to move quickly in their buying decisions. Starting with the second half of the year 2000, our customers have tended to be more conservative buyers and scaled down their budgets for capital expenditures. The economic environment of 2001 exacerbated this situation. In addition, potential customers have questioned our viability as a company since our stock price and cash balances have decreased throughout the years 2001 and 2000. The tragic events of September 11, 2001 had pervasive negative effects across our markets and generally further slowed purchasing activity. These changes lengthened the sales cycle and reduced the overall demand for our product. We continued to be negatively impacted by these economic conditions in the second quarter and first six months of 2002.

    Management Changes

    On July 6, 2002, Stan Wang was appointed as Principal Financial and Accounting Officer and Secretary. Nate Cammack resigned as Chief Financial Officer and Secretary on July 6, 2002.

    On August 7, 2002, Teddy Kiang resigned as director of Viador, and the Board appointed Yifeng Yang to serve as a member of the Board of Directors and fill the vacancy resulting from Mr. Kiang's resignation.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. For this reason, actual results could differ from those estimates. Our critical accounting policies are as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        -  revenue recognition;

        -  estimating allowance for doubtful accounts;

        -  assessing outcome of litigation; and

        -  impairment of long-lived and intangible assets and goodwill.

    Revenue Recognition

    Viador follows the revenue recognition principles described in Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We license our software products to end user customers, OEMs and VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence of fair value for all undelivered elements has been established. Vendor-specific objective evidence of the fair value for consulting services is based on the price charged when those services are sold separately. We establish vendor-specific objective evidence of fair value of post-contract customer support based on contractually stipulated annual renewal rates for those services. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require us to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require us to deliver unspecified additional products are deferred and recognized ratably over the term of the arrangement beginning with delivery of the first product. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software is deferred and recognized as the services are performed.

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

    Assessing Outcome of Litigation

    Management's current estimated liability related to certain pending litigation is based on claims for which our management believes it is probable a liability has been incurred and can estimate the amount or range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

    Impairment of Long-lived and Intangible Assets

    We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangibles with an indefinite useful life are tested for impairment at least annually by applying a fair-value-based test. Recoverability of other assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount of the assets or estimated fair value less costs to sell. A number of factors can trigger an impairment review, such as significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The effect of such valuation adjustments can significantly effect our financial performance and market valuation. If we fail to identify assets that have been impaired, we may fail to record an impairment or we may fail to record and impairment in the proper period. If we fail to accurately estimate fair value, any impairment loss that we record may not be accurate.

RECENT ACCOUNTING PRONOUNCEMENTS

    Accounting for Asset Retirement Obligations

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Viador expects to adopt SFAS No. 143 effective January 1, 2003. We do not believe the adoption of Statement 143 will have a material effect on our consolidated financial position or results of operations.

    Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

    The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item are reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with extinguishment of debt out of extraordinary items into other income and expense.

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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

    The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Viador does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

FLUCTUATIONS IN OPERATING RESULTS

    We expect to experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

    - demand for and market acceptance of our products and services, both domestically and internationally;

    - introductions of new products and services or enhancements by us and our competitors;

    -   competitive factors that affect our pricing;

    -   the size and timing of customer orders;

    -   hiring and retention of key personnel;

    -   the mix of products and services we sell;

    -   availability and terms of additional financing;

    -   the timing and magnitude of our capital expenditures; and

    - conditions specific to the enterprise information portal market and other general economic factors.

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

    For the three months ended June 30, we had net loss of $432,000 in 2002 and a net loss of $13.8 million in 2001. For the six months ended June 30, we had net income of $753,000 million in 2002 and a net loss of $20.6 million in 2001. For the years ended December 31, we had net losses of approximately $24.5 million in 2001, $29.3 million in 2000, and $13.3 million in 1999. As of June 30, 2002, our accumulated deficit is $76.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

    We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals. The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                        --------------------        --------------------
                                                         2002          2001          2002          2001
                                                        ------        ------        ------        ------
Revenue:
  License ........................................          24%           50%           38%           57%
  Service ........................................          76            50            62            43
                                                        ------        ------        ------        ------
    Total revenue ................................         100           100           100           100
                                                        ------        ------        ------        ------
Cost of revenue:
  Amortization of capitalized software ...........          --           113            --            55
  License and service cost of revenue ............          38            27            27            40
                                                        ------        ------        ------        ------
    Total cost of revenue ........................          38           140            27            95
                                                        ------        ------        ------        ------
      Gross profit (loss) ........................          62           (40)           73             5
                                                        ------        ------        ------        ------
Operating expenses:
  Sales and marketing ............................          22           172            22           146
  Research and development .......................          44            66            40            59
  General and administrative .....................          22            56            26            47
  Amortization of stock-based compensation .......           7           (14)            3            (3)
  Amortization of goodwill .......................          --             8            --             5
  Impairment loss -- goodwill ....................          --            53            --            23
  Restructuring expense ..........................          (1)            8            --             3
  Loss on lease termination ......................          --           105            --            45
  Impairment loss -- equipment held for sale .....          --            21            --             9
                                                        ------        ------        ------        ------
    Total operating expenses .....................          94           475            91           334
                                                        ------        ------        ------        ------
Operating loss ...................................         (32)         (515)          (18)         (329)
Non-cash interest expense ........................         (11)           --            (6)           --
Other income and expense, net ....................          --            --            --             2
                                                        ------        ------        ------        ------
Net loss before income taxes and
    extraordinary item ...........................         (43)         (515)          (24)         (327)
Extraordinary gain on extinguishment of debt .....           4            --            54            --
Provision for income taxes .......................          --            (1)           --            (1)
                                                        ------        ------        ------        ------
    Net income (loss) ............................         (39)%        (516)%          30%         (328)%
                                                        ======        ======        ======        ======


THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUE

    Viador follows the revenue recognition principles described in Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9. For more information on our revenue recognition policy, refer to "Critical Accounting Policies -- Revenue Recognition."

    Total Revenue. Total revenue decreased by 57% to approximately $1.1 million for the three months ended June 30, 2002 from approximately $2.7 million for the three months ended June 30, 2001. Total revenue decreased by 60% to approximately $2.5 million for the six months ended June 30, 2002 from approximately $6.3 million for the six months ended June 30, 2001. For the three and six months ended June 30, 2002, license revenue accounted for 24% and 38%, respectively, of total revenue and service revenue accounted for 76% and 62%, respectively, of total revenue. The decrease in total revenue in the three and six months ended June 30, 2002 compared to the same periods of 2001 was primarily due to reductions in license revenue resulting from decreased demand for our products and also, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower new customer license revenue caused both by the generally

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


poor economic climate and our financial condition versus the continuing demand from existing customers for customization of their licensed portal products.

    License Revenue. License revenue decreased by 79% to approximately $273,000 for the three months ended June 30, 2002 from approximately $1.3 million for the three months ended June 30, 2001. License revenue decreased by 73% to approximately $1.0 million for the six months ended June 30, 2002 from approximately $3.6 million for the six months ended June 30, 2001. The decrease in license revenue is due primarily to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability.

    Service Revenue. Service revenue decreased by 36% to approximately $865,000 for the three months ended June 30, 2002 from approximately $1.3 million for the three months ended June 30, 2001. Service revenue decreased by 42% to approximately $1.6 million for the six months ended June 30, 2002 from approximately $2.7 million for the six months ended June 30, 2001. The decrease in service revenue is primarily due to a decrease in consulting services provided, as well as a decrease in the number of maintenance contracts from the same quarter in the prior year.

    Channel Mix. We distribute our products directly through a direct sales force and indirectly through OEMs, VARs and systems integrators. Indirect channel revenue decreased as a percent of total revenue to 24% in the second quarter of 2002 and 36% in the first six months of 2002, from 46% in the second quarter of 2001 and 52% in the first six months of 2001. Indirect channel revenue decreased both as a percentage of total revenue and in absolute dollars in the first half of 2002 compared to the same periods of the prior year because of the adverse economic conditions. In general, the distribution of revenue among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEM's and VAR's, the timing of direct sales to large customer accounts and customer buying patterns.

    Customer Concentration. Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. One customer accounted for approximately 14% of recognized revenue for the quarter ended June 30, 2002, and 21% for the six months ended June 30, 2002. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue.

    Geographic Mix. International revenue (sales outside of the United States) decreased as a percent of total revenue to 9% in both the second quarter and first six months of 2002, from 40% in both the second quarter and first six months of 2001. International revenue for the three and six months ended June 30, 2002 decreased in absolute dollars from the similar period in the prior year because of dramatic reductions made to our European direct sales organization during 2001. We plan to continue to pursue international markets by partnering with OEMs, VARs and distributors throughout the world. International revenue may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions. See "Risk Factors that May Affect Future Results."

    Deferred Revenue. Deferred revenue primarily consists of the unrecognized portion of license and service revenue received pursuant to support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $2.5 million as of June 30, 2002 and $2.6 million as of December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Cost of revenue decreased by 88% to $434,000 for the three months ended June 30, 2002 from approximately $3.8 million for the three months ended June 30, 2001. Cost of revenue decreased to 38% of total revenue for the three months ended June 30, 2002 from 140% for the three months ended June 30, 2001. Cost of revenue decreased by 73% to $681,000 for the six months ended June 30, 2002 from approximately $6.0 million for the six months ended June 30, 2001. Cost of revenue decreased to 27% of total revenue for the six months ended June 30, 2002 from 95% for the six months ended June 30, 2001. The decrease in cost of revenue resulted primarily from the elimination of capitalized software amortization and the significant decline in service revenue. Amortization of capitalized software costs was accelerated in the second quarter of 2001 as our projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability.

    Gross profit for the three and six months ended June 30, 2002 was 62% and 73% of total revenue compared to (40%) and 5% of total revenue for the three and six months ended June 30, 2001. This increase in gross profit is primarily due to the elimination of capitalized software amortization costs and decreased payroll and overhead expenses resulting from the restructurings undertaken by management during 2001 in order to bring Viador's cost structure into alignment with its revenue. We cannot predict if our restructuring and cost control efforts will continue to be effective in the future because of our inability to predict economic conditions and the competitive environment. See "Risk Factors that May Affect Future Results."

OPERATING EXPENSES

    The majority of our operating expenses are classified into four general categories: sales and marketing, research and development, general and administrative, and amortization of stock-based compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are category specific, each category also includes expenses that may be common to the other categories, such as salaries, employee benefits, bonuses, travel and entertainment costs, telephone expenses, rent, facilities costs and third-party professional service fees. The sales and marketing category of operating expenses includes sales commissions, public relations and advertising, trade shows, marketing collateral materials and web seminars. We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their estimated usage as measured primarily by employee headcount. These allocated charges include facility rent and utilities for the corporate office and depreciation expense for office furniture and equipment.

    Viador's total operating expenses for the three months ended June 30, 2002 were approximately $1.1 million or 94% of total revenue, compared to approximately $12.7 million or 475% of total revenue for the three months ended June 30, 2001. Our total operating expenses for the six months ended June 30, 2002 were approximately $2.3 million or 91% of total revenue, compared to approximately $21.0 million or 334% of total revenue for the three months ended June 30, 2001. The decrease in operating expenses in absolute dollars for the three and six months ended June 30, 2002 compared to the corresponding earlier year resulted from our efforts to streamline our operations and reduce our expenditure levels through restructuring. In connection with our restructurings during 2001, we reduced our headcount significantly and aggressively cut other costs, including costs associated with our office lease. While it is possible that we will have further cost reductions in the future, no such reductions are currently planned. See "Risk Factors that May Affect Future Results."

    Sales and Marketing

    Sales and marketing expenses consist of operating expenses associated with Viador's sales, marketing, international and other business development efforts. Sales and marketing expenses for the three months ended June 30, 2002 were $255,000 or 22% of total revenue, compared to $4.6 million, or 172% of total revenue, in the same period of the prior year. Sales and marketing expenses for the six months ended June 30, 2002 were approximately $543,000 or 22% of total revenue, compared to $9.2 million, or 146% of total revenue, in the same period of the prior year. Sales and marketing expenses decreased in absolute dollars for the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to reduced salaries and related expenses resulting from decreased staffing associated with restructurings in December 2000 and April, June, September and December 2001. We believe that sales and marketing expenses are likely to remain relatively constant or increase in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


change should economic and market conditions require alternative actions. See "Risk Factors that May Affect Future Results."

    Research and Development

    Research and development expenses consist of operating expenses associated with software development. Research and development expense decreased by 72% to $496,000 or 44% of total revenue in the second quarter of 2002 as compared to $1.8 million or 66% of total revenue for the same period in 2001. Research and development expense decreased by 72% to approximately $1.0 million or 40% of total revenue in the first six months of 2002 as compared to $3.7 million or 59% of total revenue for the same period in 2001. The decrease in research and development expenses was principally due to our reduced use of outside contractors and reduced salary-related expenses from our restructurings in December 2000 and April, June, September and December 2001. We believe that research and development expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See "Risk Factors that May Affect Future Results."

    General and Administrative

    General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended June 30, 2002 and 2001 were $252,000 or 22% of total revenue in 2002, and $1.5 million or 56% of total revenue in 2001. General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $677,000 or 26% of total revenue in 2002, and $3.0 million or 47% of total revenue in 2001. General and administrative expense decreased primarily due to decreased staffing associated with the announced restructurings in December 2000 and April, June, September and December 2001. In addition, general and administrative expense decreased in the second quarter of 2002 as compared to the first quarter of 2002 due to a reversal of $108,000 in accrued litigation expense as a result of a settlement. See Note 9 of Notes to Condensed Consolidated Financial Statements. We believe that general and administrative expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See "Risk Factors that May Affect Future Results."

    Amortization of Stock-based Compensation

    Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three months ended June 30, 2002 and 2001 was $79,000 and ($375,000), respectively. Amortization of stock-based compensation for the six months ended June 30, 2002 and 2001 was $83,000 and ($171,000), respectively. In the second quarter of 2001, a credit to the income statement was recorded as the result of a reversal of accelerated compensation expense previously recognized related to terminated employees. We amortize deferred compensation on an accelerated method as allowed under FASB Interpretation No. 28. During the second quarter of 2002, we incurred obligations to grant options to purchase 515,000 shares of our common stock to certain key advisors, resulting in a $77,000 charge in our financial statements for the three months ended June 30, 2002. If our stock price increases the accounting for these stock-based awards will impact our operating results in the periods over which these options vest. See "Risk Factors that May Affect Future Results."

    Amortization of Goodwill and Impairment Loss - Goodwill

    Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on the straight-line method over the expected period to be benefited, which was five years. Amortization of goodwill for the three months ended June 30, 2001 was $213,000, or 8%, of total revenue. Amortization of goodwill for the six months ended June 30, 2001 was $320,000, or 5%, of total revenue. At December 31, 2000, we performed an impairment evaluation of goodwill. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. Our evaluation indicated that the December 31, 2000 balance of $1.7 million was recoverable. At June 30, 2001, we performed a further evaluation of goodwill to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


determine whether it was recoverable. The evaluation was based on the current year's activities and projected cash flows as compared to the carrying value of goodwill. This evaluation indicated that the $1.4 million of goodwill remaining unamortized was impaired as actual revenue for the acquired company was significantly below projected revenue and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the entire remaining unamortized balance in the second quarter of 2001.

    Restructuring Expense, Impairment Loss and Loss on Lease Termination

    In April and June 2001, we implemented Board-approved restructuring programs to streamline our business and to reduce costs, which resulted in a restructuring expense of approximately $217,000 for severance charges associated with reductions in our United States workforce (55 positions in April and approximately 10 positions later in the year). As of June 30, 2002, we reversed the remaining accrual balance of $9,000 because the restructuring was complete and no further expenditures are anticipated.

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

    In June 2001, management decided to sell certain equipment. In connection with this decision, we recognized a loss on equipment held for sale of approximately $550,000 for the three and six months ended June 30, 2001.

INTEREST EXPENSE

    On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt and equity securities and a conditional commitment to provide additional financing of up to $2.0 million upon request Mr. Yeung, a current investor. Mr. Yeung's commitment to provide $2.0 million in additional debt financing is subject to certain conditions relating to Viador's ability to meet its obligations under the notes and warrants issued to Mr. Yeung and certain business and financial conditions, including changes in equity ownership, composition of Viador's management team and any change in control. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. For more information regarding this debt financing, see Note 3 of the Notes to Condensed, Consolidated Financial Statements.

    As consideration for the funds and the commitment to provide additional funds, Viador issued a convertible promissory note and two warrants to Mr. Yeung. The note has a principal amount of $1.0 million and is convertible into 16,711,230 shares of Viador's common stock. The note accrues interest at a stated rate of 1% per year and matures on March 18, 2004.

    We calculated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, resulting in a value of the warrants of approximately $372,000. Of the $1.0 million gross proceeds, we allocated $372,000 to the warrants and $628,000, the remaining proceeds, to the beneficial conversion feature. Accordingly, we recorded the beneficial conversion feature of the convertible note of $628,000 and the $372,000 of warrants to additional paid-in capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the straight-line interest method, resulting in a non-cash interest charge of $125,000 during the second quarter of 2002 and $146,000 in the first six months of 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000, which was recorded as an offset to the proceeds from this arrangement. As of June 30, 2002 the carrying amount of the note payable of $146,000 was net of the unamortized discount of $854,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER INCOME AND EXPENSE, NET

    Other income and expense, net, decreased to an income of $4,000 for the three months ended June 30, 2002 from income of approximately $13,000 for the three months ended June 30, 2001. Other income and expense, net, decreased to zero for the six months ended June 30, 2002 from income of approximately $99,000 for the six months ended June 30, 2001. This decrease was due to a reduction in interest-bearing cash and investment balances.

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

    In the second quarter of 2002, Viador recorded an extraordinary gain on extinguishments of debt to reflect settlement of an outstanding debt of $63,000 with a payment of $16,000. Separately, in April 2002, Viador settled with a vendor for 25% of an outstanding balance of $4,000 with a payment of $1,000, which also resulted in an extraordinary gain.

PROVISION FOR INCOME TAXES

    Provision for income taxes was $7,000 and zero for the three months and six months ended June 30, 2002. We incurred a loss for the three and six month periods ended June 30, 2001, and therefore, only a provision of $28,000 was recorded during the three months ended June 30, 2001 for taxes on foreign operations. The net deferred tax assets as of June 30, 2002 were zero, net of a valuation allowance. Realization of Viador's net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards.

    During the quarter ended March 31, 2002, Viador recorded income from cancellation of indebtedness of $1.3 million that was not allowable in pre-tax income for tax purposes. This was because the income from the discharge of indebtedness is not included in pre-tax income for tax purposes when a company's liabilities exceed the fair value of its assets. Viador is instead required to reduce its current year net operating income for tax purposes by this $1.3 million income from the discharge of indebtedness, resulting in a net operating loss for income tax purposes.

NET INCOME OR LOSS

    For the three months ended June 30, 2002 net loss was $432,000 or 39% of total revenue compared to a net loss of $13.8 million or 516% of total revenue for the three months ended June 30, 2001. For the six months ended June 30, 2002 net income was $753,000 or 30% of total revenue compared to a net loss was $20.6 million or 328% of total revenue for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    From our inception, we have financed our operations primarily through an initial public offering and private equity placements totaling approximately $63.8 million. As of June 30, 2002, we had an accumulated deficit of approximately $76.0 million and cash and cash equivalents of approximately $1.4 million. We had a net loss of approximately $432,000 for the three months ended June 30, 2002 and net income of approximately $753,000 for the six months ended June 30, 2002, and we had net losses of approximately $24.5 million for the year ended 2001, $29.3 million for the year ended 2000 and $13.3 million for the year ended 1999. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue as a going concern. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future. We obtained $1.0 million in debt financing in the first quarter of 2002, as well as a commitment for up to $2.0 million in additional debt financing subject to our meeting certain financial and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

    As of June 30, 2002, our principal source of liquidity was $1.4 million in cash and cash equivalents, representing a $931,000 increase from the December 31, 2001 balance of $518,000. Net cash used by operating activities for the six months ended June 30, 2002 was approximately $42,000, while net cash used for the six months ended June 30, 2001 was approximately $9.8 million. For the six months ended June 30, 2002, this use of cash resulted primarily from decreases in accounts payable and deferred revenue, offset in part by our increase in accounts receivable. Net cash provided by investing activities for the six months ended June 30, 2002 was approximately $17,000. Net cash used in investing activities for the six months ended June 30, 2001 was $211,000. Net cash provided by financing activities for the six months ended June 30, 2002 was approximately $940,000 and resulted from the net proceeds from the issuance of a convertible note payable and warrants. Net cash used in financing activities for the six months ended June 30, 2001 was approximately $6.0 million, resulting from the repayment of a bank line of credit and a note payable assumed in an acquisition.

    Viador's principal commitments as of June 30, 2002 consisted of obligations under noncancelable operating leases for monthly rent. We have no present commitments or arrangements assuring us of any future equity or debt financing other than the $2.0 million conditional commitment from Mr. Yeung, a current investor, discussed further in Note 3 to the Notes to Condensed Consolidated Financial Statements. This conditional commitment to provide $2.0 million in additional debt financing is subject to Viador's ability to meet its obligations under the notes and warrants issued, and certain business and financial conditions, including changes in our equity ownership, composition of our management team and any change in control. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. We cannot assure you that these funds will be available to us or that any further equity or debt financing will be available to us on favorable terms, or at all.

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

    Our liquidity and capital requirements depend on numerous factors discussed under the section entitled "Risk Factors That May Affect Future Results." Factors such as the ability to expand our customer base, the level of investment in our business, the level of expenditures for marketing and sales, the level of investment in distribution, customer service and other capabilities would also increase our liquidity requirements. The timing and amount of these capital requirements cannot be accurately predicted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A "GOING CONCERN."

    The Independent Auditor's Report issued in connection with Viador's audited financial statements included in our Form 10-K/A for the year ended December 31, 2001, expresses substantial doubt about our ability to continue as a going concern, due to the lack of sufficient sources of revenue and our dependence on our ability to raise capital from stockholders or other sources to sustain operations.

    Although we reported net income of $753,000 for the first six months of 2002, our recurring net losses, including $20.6 million for the six months ended June 30, 2001 and $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding Viador's ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador's enterprise information portal software gains substantial market acceptance. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Our ability to address these risks depends on a number of factors, which include our ability to:

    - provide software that is reliable, cost-effective and able to accommodate significant increases in the number of users and amount of information;

    - market the Viador E-Portal, our other products and the Viador brand name effectively;

    - continue to grow our infrastructure to accommodate new developments in the enterprise information portal software market and increased sales;

    -   retain and motivate qualified personnel; and

    -   respond to competition.

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

    Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. In addition, our failure to file timely with the SEC the Form 10-Q due for the quarterly period ended June 30, 2002 will make it more difficult for us to raise capital through public offerings of our stock. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    - effectively market the Viador E-Portal, our other products and our services;

    -   retain a sufficient number of qualified sales and marketing personnel;

    -   provide high-quality and reliable customer support for our products;

    - distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

    - develop a favorable reputation among our customers, potential customers and participants in the software industry; and

    - withstand downturns in general economic conditions or conditions that would slow corporate spending on software products.

    Some of the foregoing factors are beyond our control. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

    Our services consist of maintenance, support, consulting and training. Service revenue represented 62% of total revenue for the six months ended June 30, 2002 and 43% for the six months ended June 30, 2001. For the year ended December 31, 2001, service revenue represented 49% of total revenue. We anticipate that service revenue will fluctuate as a percentage of total revenue in the future. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

CONTINUING UNCERTAINTY OF THE U.S. ECONOMY, WHICH HAS SPREAD TO EUROPE AND ASIA, MAY HAVE SERIOUS IMPLICATIONS FOR THE GROWTH AND STABILITY OF OUR BUSINESS AND MAY NEGATIVELY AFFECT OUR STOCK PRICE.

    The revenue growth and profitability of our business depends significantly on the overall demand for software products, particularly in the product segments in which we compete. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenue or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This weakening has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our services, and consequently on our business, operating results, financial condition, prospects and stock price. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that these events may cause some businesses to further curtail or eliminate spending on technology related to our products.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE PROFITABILITY IN THE FUTURE.

    Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period with the exception of the most recent quarter, in which we achieved an insignificant operating profit. As of June 30, 2002, we had an accumulated deficit of approximately $76.0 million. Revenue from our software and related services may not be sufficient to make, or keep us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face a weak economic environment and significant competition.

WE WERE UNABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET TIER OF THE NASDAQ STOCK MARKET AND THERE MAY BE NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK.

     On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that our securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and stockholders' equity, market capitalization, total assets, total revenue, and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 Nasdaq notified us that our securities would be delisted from the Nasdaq National Stock Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock are now traded on the Over-the-Counter Bulletin Board. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

    The stock market, in general, and the trading prices of shares in public technology companies, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

    -   investor perception of us and Internet-related businesses in general;

    - general economic conditions both in the United States and in foreign countries;

    -   our results of operations;

    -   adverse business developments;

    -   changes in financial estimates by securities analysts; and

    -   announcements by our competitors of new products and services.

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

CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY COULD LEAD TO SUBSTANTIAL COSTS AND DIVERT OUR MANAGEMENT'S ATTENTION AND RESOURCES.

    In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the software industry, particularly those whose product offerings are related to the Internet, are especially vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we have been the target of securities litigation, such as the class action lawsuit filed against us by The Plaintiffs' Executive Committee. Securities litigation could result in substantial costs and could divert our management's attention and resources from business operations. For further information regarding the lawsuit, see Item 1, "Legal Proceedings" in Part II of this Form 10-Q.

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

    We may experience significant fluctuations in our future results of operations due to a variety of factors, many of which are outside of our control, including:

    - demand for and market acceptance of our products and services, both domestically and internationally;

    - introduction of products and services or enhancements by us and our competitors;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    -   competitive factors that affect our pricing;

    -   the mix of products and services we sell;

    - the size and timing of customer orders, particularly large orders, some of which represent more than 10% of total revenue during a particular quarter;

    -   retention of key personnel;

    - conditions specific to the enterprise information portal market and other general economic factors;

    - changes in generally accepted accounting policies, especially those related to the recognition of software revenue; and

    -   new government legislation or regulation.

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

IF OUR SOFTWARE CONTAINS ERRORS, WE MAY LOSE CUSTOMERS OR EXPERIENCE REDUCED MARKET ACCEPTANCE OF OUR PRODUCTS.

    Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

WE MAY BE UNABLE TO MAINTAIN OR GROW OUR INTERNATIONAL OPERATIONS, WHICH COULD SLOW OR UNDERMINE OUR OVERALL GROWTH.

    Sales from outside the United States accounted for 9% of our total revenue for the six months ended June 30, 2002 and 40% for the six months ended June 30, 2001. For the year ended December 31, 2001, we derived 19% of our total revenue from sales outside the United States. We derive our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to continue to pursue international markets by partnering with OEMs, VARs and distributors, and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

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

    Our international operations are subject to a number of risks, including:

    -   costs of customizing our products for foreign countries;

    -   protectionist laws and business practices favoring local competition;

    - dependence on the performance of local resellers and other strategic partners;

    -   adoption of general Internet technologies in each international market;

    - compliance with multiple, conflicting and changing governmental laws and regulations;

    -   longer sales and payment cycles;

    -   import and export restrictions and tariffs;

    -   difficulties in staffing and managing international operations;

    -   greater difficulty or delay in accounts receivable collection;

    -   foreign currency exchange rate fluctuations;

    -   multiple and conflicting tax laws and regulations; and

    -   political and economic instability.

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

IF WE DO NOT MANAGE THE RECENT REDUCTION IN OUR WORKFORCE, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    During the year ended December 31, 2001, we reduced our workforce by a total of 173 people to reduce costs. At June 30, 2002, our workforce totaled 31 employees. It is possible that we will have further workforce and cost reductions in the future.

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

LOSS OF OUR EXECUTIVE OFFICER COULD HARM OUR BUSINESS.

    Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Stan X. Wang, our president and chief executive officer. The loss of the services of Mr. Wang would harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

IF WE DO NOT SUCCESSFULLY RECRUIT AND RETAIN SKILLED PERSONNEL FOR PERMANENT MANAGEMENT POSITIONS, WE MAY NOT BE ABLE TO EFFECTIVELY IMPLEMENT OUR BUSINESS OBJECTIVES.

    We have experienced significant personnel changes at the senior management level. During 2001, Dick Warmington resigned as interim president and chief executive officer and Alice Pilch resigned as chief financial officer. We appointed Stan X. Wang president and chief executive officer in August 2001. Nathan A. Cammack was appointed chief financial officer in October 2001 and resigned in July 2002. On October 1, 2001, Don Cochrane resigned as vice president of worldwide sales and marketing. We have not yet appointed a new vice president of worldwide sales and marketing or chief financial officer. We cannot predict how these changes in management will affect our business. However, if we fail to recruit and retain qualified individuals to permanently serve in these senior management positions, our business, financial condition and results of operations will be seriously harmed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


WE MAY NOT BE ABLE TO RECRUIT AND RETAIN PERSONNEL, WHICH WOULD IMPAIR OUR ABILITY TO SUSTAIN OPERATIONS.

    We are highly dependent on certain members of our management and engineering staff, including, without limitation, our chief executive officer and our chief financial officer. The loss of one or more of these officers could impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. Our ability to attract and retain skilled and experienced personnel may be adversely impacted by limitations on our ability to issue stock options due to the delisting of our common stock from the Nasdaq National Market System. For the remainder of fiscal 2002, we anticipate granting a significant number of options to purchase our common stock to certain key employees and advisors. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms, and the granting of stock options to key advisors who are not employees will result in a charge to operating expense, which will negatively impact our results of operations.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR PROPRIETARY RIGHTS, OUR COMPETITORS MAY BE ABLE TO COPY IMPORTANT ASPECTS OF OUR PRODUCTS OR PRODUCT PRESENTATION, WHICH WOULD UNDERMINE THE RELATIVE APPEAL OF OUR PRODUCTS TO CUSTOMERS AND REDUCE OUR SALES.

    We believe that proprietary rights are important to our business. We principally rely upon a combination of patent, copyright, trademark and trade secret laws as well as contractual restrictions to protect our proprietary technology. We have filed applications seeking U.S. patents on two inventions. However, patents for these inventions may not be issued and it is possible that these and any other patents issued to us may be circumvented by our competitors or otherwise may not provide significant proprietary protection or commercial advantage to us. Similarly, our trademark, service mark and copyright rights may not provide significant proprietary protection or commercial advantage to us, and the measures we take to maintain the confidentiality of our trade secrets may be ineffective. If we are unable to effectively protect our proprietary rights, our competitors may be able to copy important aspects of our products or product message, which would undermine the relative appeal of our products to customers and thus reduce our sales.

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

    The market for enterprise information portals is still in an early stage of development and is characterized by rapidly changing technology, evolving industry standards, frequent new service and product introductions and changes in customer demands. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

    - our technology or systems may become obsolete upon the introduction of alternative technologies;

    -   the technological life cycles of our products are difficult to estimate;

    - we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

    - the price of the products and services we provide may decline as rapidly as, or more rapidly than, the cost of any competitive alternatives.

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

OUR FUTURE SUCCESS WILL DEPEND UPON THE ABILITY OF OUR PRODUCTS TO WORK WITH A LARGE VARIETY OF HARDWARE, SOFTWARE, DATABASE AND NETWORKING SYSTEMS.

    We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database and networking systems. To gain broad market acceptance, we believe that we may have to support an increased number of systems in the future. We currently develop our products on Microsoft Windows NT and Solaris. Therefore, we experience a delay when we adapt our products to be installed on other major servers. A delay in any rollout of our product onto a new system could adversely affect our revenue and operating results. There can be no assurance that we will adequately expand our data source and system coverage to service potential customers, or that the expansion will be sufficiently rapid to meet or exceed the system and data source coverage of our competitors. The success of our products will depend on various factors, including the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems and data sources, as well as or better than competitive offerings. The success of our products will also depend on the ability of our existing products to work well with one another, with new products we are developing and with new software being developed by third parties. We cannot assure you that we will successfully develop and market product enhancements or new products that respond to these technological changes, shifting customer tastes or evolving industry standards, or that we will not experience difficulties that could delay or prevent the successful development,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

    Viador places its investments in instruments that meet high credit quality standards, as specified in Viador's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At June 30, 2002 and December 31, 2001, we held no interest-bearing investments.

Impact of Foreign Currency Exchange Rate Change

    We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the three or six months ended June 30, 2002.

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

    Claims Settled

    On May 10, 2002, attorneys for one of Viador's customers, CMS, sent a letter to Viador reporting that CMS had filed suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. On July 1, 2002 Viador settled this dispute with CMS for the sum of $35,000 in exchange for which CMS dismissed all claims against Viador. This settlement is included in the legal accrual as of June 30, 2002.

    On May 16, 2002 Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. "SHRM". SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages. The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

    Class Action Law Suit

    On November 13, 2001, Viador and certain of its current and former officers and directors (the "Individual Defendants"), together with the underwriters of its October 25, 1999 Initial Public Offering ("IPO"), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador's common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers' promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

    The lawsuit is part of the "IPO Allocation Securities Litigation" pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to predict its ultimate outcome.

    Other Pending Litigation

    On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. Viador is currently investigating the allegations and cannot evaluate plaintiff's claims at this time.

    Viador is involved in lawsuits, claims, investigations and proceedings from time to time, including those identified above, consisting of matters which arise in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) MODIFICATION TO INSTRUMENTS DEFINING THE RIGHTS OF COMMON STOCKHOLDERS.

    None.

    (b) MATERIAL LIMITATIONS OR QUALIFICATIONS ON RIGHTS OF COMMON STOCKHOLDERS RESULTING FROM THE ISSUANCE OR MODIFICATION OF OTHER SECURITIES.

    None.

    (c) INFORMATION REQUIRED BY ITEM 701 OF REGULATION S-K.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of stockholders on June 20, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter.

    The stockholders approved the amendment to our 1999 Stock Incentive Plan to increase the total number of shares authorized for issuance there under by 10,000,000 shares to a total of 22,895,549 shares: shares voted for: 16,894,234; shares voted against: 347,971; shares abstaining: 9,570; broker non-votes:
11,092,148.

    The stockholders approved the appointment of KPMG LLP as out independent auditors for the year ended December 31, 2002: shares voted for: 28,344,316; shares voted against: 17,580; shares abstaining: 9,045.

    The two directors proposed by Viador for re-election were elected to new, three-year terms by the following vote:

    DIRECTOR NAME            SHARES VOTED FOR          SHARES WITHHELD AUTHORITY
    ------------------       ----------------          -------------------------
    Stan X. Wang                28,300,913                      70,028
    Teddy Kiang                 27,811,308                     559,633

ITEM 5.  OTHER INFORMATION

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events" on page 17.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS.

           None.

      (b)  REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed during the three months ended June 30, 2002.

           Viador filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2002 under Item 5 regarding the late filing of this Form 10-Q, the resignation of Viador's Chief Financial Officer, and resignation and replacement of a member of Viador's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VIADOR INC.
                                        -----------
                                        (Registrant)


Date: September 12, 2002                By:         /s/  STAN X. WANG
                                           -------------------------------------
                                                        Stan X. Wang
                                            Chief Executive Officer, Principal
                                             Financial and Accounting Financial
                                                 Officer and Secretary