Form 10-Q
period 2002-09-30
VIADOR INC
filed 2003-02-05
CIK 1089026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

As of September 30, 2002, there were 33,647,727 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

VIADOR INC.

FORM 10-Q

INDEX

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

VIADOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data; unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,436	$518
Restricted cash	—	525
Accounts receivable, net of allowance of $154 at September 30, 2002, and $380 at December 31, 2001	1,030	1,195
Other current assets	160	182

Total current assets	2,626	2,420
Property and equipment, net	323	726
Other assets	45	160

Total assets	$2,994	$3,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$213	$2,273
Accrued liabilities	460	582
Accrued vacation and bonus	68	242
Accrued restructuring expense	—	23
Deferred revenue	2,893	2,605

Total current liabilities	3,634	5,725

Convertible note payable, net of unamortized discount of $729 at September 30, 2002	271	—

Total liabilities	3,905	5,725

Stockholders’ deficit:
Common stock, $0.001 par value: 100,000,000 shares authorized as of September 30, 2002 and December 31, 2001; issued and outstanding: 33,674,727 shares and 33,147,212 shares as of September 30, 2002 and December 31, 2001, respectively	34	34
Additional paid-in capital	75,859	74,809
Deferred stock-based compensation	(317)	(452)
Treasury stock	(34)	(34)
Accumulated deficit	(76,413)	(76,776)
Accumulated other comprehensive loss	(40)	—

Total stockholders’ deficit	(911)	(2,419)

Total liabilities and stockholders’ deficit	$2,994	$3,306

See accompanying notes to unaudited condensed consolidated financial statements.

VIADOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	$383	$551	$1,356	$4,135
Service	618	855	2,182	3,563

Total revenue	1,001	1,406	3,538	7,698

Cost of revenue:
Cost of license revenue, including amortization of capitalized software	65	103	97	3,860
Cost of service revenue	364	412	1,013	2,627

Total cost of revenue	429	515	1,110	6,487

Gross profit	572	891	2,428	1,211

Operating expenses:
Sales and marketing	254	1,972	797	11,163
Research and development	355	671	1,379	4,374
General and administrative	228	1,370	905	4,345
Amortization of stock-based compensation (1)	(66)	53	17	(118)
Amortization of goodwill	—	—	—	320
Impairment loss—goodwill	—	—	—	1,430
Impairment loss—intangible assets	90	—	90	—
Restructuring expense	—	10	(9)	227
Loss on lease termination	—	—	—	2,824
Impairment loss—equipment held for sale	—	300	—	850
Loss on sale of assets	—	190	—	190

Total operating expenses	861	4,566	3,179	25,605

Operating loss	(289)	(3,675)	(751)	(24,394)
Interest expense	(125)	(500)	(271)	(500)
Other income and expense, net	4	83	4	182

Net loss before income taxes and extraordinary item	(410)	(4,092)	(1,018)	(24,712)
Extraordinary gain on extinguishment of debt	19	—	1,380	—
Benefit from (provision for) income taxes	1	—	1	(28)

Net income (loss)	$(390)	$(4,092)	$363	$(24,740)

Basic net loss per share:
Net loss before extraordinary gain on extinguishment of debt	$(0.01)	$(0.16)	$(0.03)	$(1.18)
Extraordinary item—gain on extinguishment of debt, net of taxes	—	—	0.04	—

Net income (loss)	$(0.01)	$(0.16)	$0.01	$(1.18)

Basic and diluted weighted average shares used to compute net income (loss) per share	33,114	26,047	33,110	20,882

(1)	The allocation of the amortization of stock-based compensation relates to the expense categories as set forth below (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of revenue	$—	$2	$1	$3
Sales and marketing	—	5	2	(152)
Research and development	—	34	3	78
General and administrative	(66)	12	11	(47)

	$(66)	$53	$17	$(118)

See accompanying notes to unaudited condensed consolidated financial statements.

VIADOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$363	$(24,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	1,031
Amortization of capitalized software	—	3,557
Amortization of goodwill	—	320
Amortization of deferred stock-based compensation	17	(118)
Amortization of deferred stock-based charges	128	127
Extraordinary gain on extinguishment of debt	(1,380)	—
Non-cash interest expense	271	500
Loss on lease termination	—	2,824
Impairment loss—goodwill	—	1,430
Impairment loss—intangible assets	90	—
Impairment loss—equipment held for sale	—	850
Loss on sale of assets	—	190
Allowance for uncollectible notes receivable from stockholder	—	123
Changes in operating assets and liabilities:
Accounts receivable	165	5,781
Other current assets and other assets	72	1,719
Accounts payable, accrued liabilities and accrued vacation and bonus	(392)	(3,044)
Accrued restructuring expenses	(23)	(652)
Deferred revenue	288	(2,011)

Net cash used in operating activities	(6)	(12,113)

Cash flows from investing activities:
Capital expenditures	—	(68)
Proceeds from sale of equipment	24	42
Capitalization of software development costs	—	(198)

Net cash provided by (used in) investing activities	24	(224)

Cash flows from financing activities:
Repayment of bank line of credit	—	(5,000)
Repayment of note payable from business acquisition	—	(1,000)
Proceeds from issuance of convertible note payable and warrants, net of issuance costs	940	—
Proceeds from issuance of common stock	—	3,790

Net cash provided by (used in) financing activities	940	(2,210)

Effect of exchange rate on cash and cash equivalents	(40)	(12)

Net increase (decrease) in cash and cash equivalents	918	(14,559)
Cash and cash equivalents, beginning of period	518	15,955

Cash and cash equivalents, end of period	$1,436	$1,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$142

Cash paid for income taxes	$—	$32

Supplemental disclosure of non-cash financing activities:
Value of beneficial conversion feature on convertible note payable	$628	$—

Issuance of stock in conjunction with settlement	$100	$—

See accompanying notes to unaudited condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Our recurring net losses, including $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding our ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador’s enterprise information portal software gains substantial market acceptance. Viador expects to continue to use cash in operations and incur operating losses in the foreseeable future, and may need to obtain additional funding to sustain our operations in the future. We obtained debt/equity financing of $1.0 million in the first quarter of 2002, as well as a commitment for additional debt financing of up to $2.0 million, subject to our meeting certain financial and business conditions (see Note 3). We believe that these actions will allow Viador to continue as a going concern for the next twelve months. However, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should Viador be unable to continue as a going concern.

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

(b) Revenue Recognition

Viador licenses its software products to end user customers, original equipment manufacturers, or OEMs, and value added resellers, or VARs. Software license revenue from sales to end users is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence of fair value for all undelivered elements has been established. Vendor-specific objective evidence of fair value for consulting services is based on the price charged when those services are sold separately. We establish sufficient vendor-specific objective evidence of the fair value of post-contract customer support based on the contractually specified annual renewal rates for such services. License revenue is recorded under the residual method described in SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” for arrangements in which licenses are sold with consulting services, post-contract customer support or both. However, the entire fee related to arrangements that require Viador to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless we have sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require Viador to deliver unspecified additional products are deferred and recognized ratably over

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

the term of the arrangement beginning with the delivery of the first product. Viador does not offer price protection to its customers. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. All customers separately purchase warranty and support as a separate item, accounted for as a service revenue and cost. Software revenue related to arrangements to maintain the compatibility of our software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which Viador earns a royalty based on a specified percentage of OEM sales to end users incorporating our software is recognized upon delivery by the OEM to the end user provided collection is probable.

Service revenue consists of fees from professional services including integration of software, application development, training and software installation. Viador bills professional services fees on a time and materials basis. We recognize professional services fees as the services are performed.

Customers typically purchase post-contract customer support agreements annually, which are priced based on a fixed percentage of the product license fee. Viador recognizes revenue allocated to post-contract customer support agreements ratably over the term of the arrangement, which is typically one year.

Cost of license revenue consists primarily of royalties paid to third parties for integrated technology and amortization of capitalized software development costs. Cost of service revenue includes salaries and related expenses for providing consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties that provide services to customers and an allocation of our facilities, communications and depreciation expenses.

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

(d) Software Development Costs

Viador accounts for its software development expenses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement requires that, once technological feasibility of a new product enhancement has been established, all subsequent costs incurred in developing that product or enhancement to a commercially acceptable level be capitalized and amortized. Viador uses a detailed program design approach in determining technological feasibility. All software costs are amortized as a cost of revenue either on a straight-line basis, or on the basis of each product’s projected revenue, whichever results in greater amortization, over the remaining estimated economic life of product, which is generally estimated to be two years. In the quarter ended June 30, 2001, the remaining balance of previously capitalized software development costs for the Viador ePortal product was fully amortized. In view of anticipated competition, the projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability, resulting in amortization of software development costs, classified as cost of sales, of approximately $3.6 million for the nine months ended September 30, 2001. Consequently, there were no capitalized software development costs as of September 30, 2002 and as of December 31, 2001.

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

(f) Comprehensive Income (Loss)

Items of comprehensive income (loss) that Viador currently reports relate to foreign currency translation adjustments.

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(390)	$(4,092)	$363	$(24,740)
Other comprehensive loss:
Foreign currency translation adjustments	(56)	(112)	(40)	(12)

Total comprehensive income (loss)	$(446)	$(4,204)	$323	$(24,752)

(g) Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, the intangible asset should be separately recognized and amortized over its estimated useful life. Viador adopted SFAS No. 142 in the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on our consolidated financial position or results of operations. We had no goodwill and no significant other intangible assets as of September 30, 2002 or December 31, 2001.

On January 20, 2000, Viador acquired a distributor in Switzerland, the purchase price allocation of which resulted in $2.1 million in goodwill. In the quarter ended September 30, 2001, the remaining unamortized portion of this goodwill was deemed impaired as actual revenue for the acquired company was below projected revenue, and key management personnel terminated employment with the subsidiary located in Switzerland, resulting in the recognition of approximately $1.4 million in impairment losses in the nine months ended September 30, 2001.

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents the impact of SFAS No. 142 on net income (loss) per share if the standard been in effect since the first quarter of 2001 (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$(390)	$(4,092)	$363	$(24,740)
Adjustments:
Amortization of goodwill	—	—	—	320
Impairment loss—goodwill	—	—	—	(320)

Adjusted net income (loss)	$(390)	$(4,092)	$363	$(24,740)

Reported net income (loss) per share—basic and diluted	$(0.01)	$(0.16)	$0.01	$(1.18)

Adjusted net income (loss) per share—basic and diluted	$(0.01)	$(0.16)	$0.01	$(1.18)

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

In the three months ended September 30, 2002, an additional impairment loss of $90,000 was recorded as the remaining unamortized portion of the remaining intangible assets, consisting primarily of trademarks and trade names, was deemed impaired as actual revenue for the acquired company continued to fall below projected revenue.

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

As a result of the rescission of SFAS No. 4, gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

extinguishment of debt out of extraordinary items into other income and expense. Viador does not anticipate the remaining provisions of this statement will have a material effect on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Viador does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grand-fathered for the purposes of recognition and would only need to be disclosed. Viador plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. Viador does not expect the adoption of FIN No. 45 to have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. Viador plans to adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003. Viador does not expect the adoption of SFAS No. 148 to have a material effect on its consolidated financial position or results of operations.

(j) Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentations.

Note 3. Note Payable

On March 18, 2002, Viador received $1.0 million in financing through a private offering of debt securities and a conditional commitment to provide additional debt financing of up to $2.0 million upon request from Mr. Heungyeung Yeung, who currently holds certain of Viador’s equity securities. Mr. Yeung’s conditional commitment to provide $2.0 million in additional debt financing is conditioned upon none of the following events (“default events”) having occurred: 1) a material adverse event affecting Viador’s business, operations, properties, financial condition, or prospects which would materially impair Viador’s ability to perform its obligations under the agreement and any of the notes and warrants issued in connection with this financing; 2) the closing of a debt or equity financing or other financial arrangement by Viador involving proceeds to it of $1.0 million or more from investors not related to Mr. Yeung that would result in such investors holding twenty-five percent (25%) or more of Viador’s outstanding securities; 3) any material change in Viador’s management team, and 4) any transaction that would result in a change in voting control of Viador. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. The $1.0 million obligation is secured by the accounts receivable of Viador. The note is callable if any of the following conditions occur: 1) Viador fails to makes any payment when due, 2) the breach of any condition of the note and subsequent failure to cure within twenty (20) days following notice of such default, 3) any transaction that would result in a change in voting control of Viador, and 4) the filing of a petition by or against Viador under any provision of

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

applicable bankruptcy or similar law relating to insolvency, or appointment of a receiver, trustee, custodian, or liquidator of or for all or any substantial part of the assets or property of Viador, or the making of a general assignment for the benefit of creditors by Viador.

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

We calculated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, which resulted in a value of the warrants of approximately $372,000. Of the $1.0 million gross proceeds, we allocated $372,000 to the warrants and $628,000, the remaining proceeds, to the beneficial conversion feature. Accordingly, we recorded the beneficial conversion feature of the convertible note of $628,000 and the $372,000 of warrants to additional paid-in capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the straight-line interest method, resulting in a non-cash interest charge of $125,000 during the quarter ended September 30, 2002 and $271,000 for the nine months ended September 30, 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000, which was recorded as an offset to the proceeds from this arrangement. As of September 30, 2002 the carrying amount of the note payable of $271,000 was net of the unamortized discount of $729,000.

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

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average shares of restricted stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding used in the basic earnings per share calculation including, when dilutive, potential common shares from outstanding stock options and warrants to purchase common stock computed using the treasury stock method, and convertible securities using the “as if converted” method. The potential common shares associated with shares issuable under stock options, warrants and convertible notes (see Notes 3 and 5) have been excluded from the computation of

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

diluted net income (loss) per share for all periods presented because the effect would have been antidilutive. Potential common shares of approximately 41,296,000 for both the three and nine months ended September 30, 2002 have been excluded from the diluted loss per share calculation due to their antidilutive effect. Potential common shares of approximately 10,517,000 for the three months ended September 30, 2001 and 10,522,000 for the nine months ended September 30, 2001 have been excluded from the diluted loss per share calculation due to their antidilutive effect.

In accordance with SFAS No. 128, “Earnings per Share,” the “control number” in determining whether those potential common shares are dilutive or antidilutive is income (loss) from continuing operations before extraordinary items. The following is a reconciliation of shares used to compute earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding	33,148	26,067	33,148	20,907
Weighted average restricted shares subject to repurchase	(34)	(20)	(38)	(25)

Shares used to compute basic and diluted earnings per share	33,114	26,047	33,110	20,882

Note 5. Shares Reserved for Future Issuance

Shares of common stock reserved for future issuance is as follows (in thousands):

	September 30, 2002	December 31, 2001
Shares issuable under stock options	13,705	5,051
Shares available for future grant under stock option plans	10,928	4,174
Shares available for future issuance under the Employee Stock Purchase Plan	1,378	715
Shares issuable pursuant to warrants to purchase common stock	10,880	4,268
Shares issuable pursuant to convertible note payable	16,711	—

	53,602	14,208

In June 2002, Viador’s stockholders approved an increase to the total number of shares authorized for issuance under our 1999 Stock Incentive Plan by 10,000,000 shares to a total of 22,895,549 shares.

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6. Restructuring Expense and Impairment

In December 2000, the Board of Directors approved a restructuring program designed to streamline Viador’s business and to reduce costs, which resulted in the accrual of a restructuring expense of $693,000. During 2001, the Board of Directors approved restructuring programs designed to further streamline Viador’s business and to reduce costs, resulting in additional restructuring expense of $251,000. The following table depicts the activity for the restructuring accrual through September 30, 2002 (in thousands):

	Severance	Rent	Total
Restructuring accrual, December 31, 2000	$234	$459	$693
Additions to restructuring accrual, April 2001	144	—	144
Additions to restructuring accrual, June 2001	73	—	73
Additions to restructuring accrual, September 2001	10	—	10
Additions to restructuring accrual, December 2001	24	—	24
Cash payments (January 2001 through December 2001)	(462)	(459)	(921)
Cash payments (January 2002 through September 2002)	(14)	—	(14)
Reverse restructuring accrual, June 2002	(9)	—	(9)

Balance September 30, 2002	$—	$—	$—

In June 2001, Viador terminated its corporate lease that was scheduled to expire in 2005 in order to reduce future operating expenses. As consideration for early termination, Viador surrendered its restricted lease deposit of $1.0 million and a significant amount of office furniture, leasehold improvements and other assets associated with the corporate lease (with a net book value of approximately $1.8 million) to the landlord. In the nine months ended September 30, 2001, management decided to sell certain equipment. In connection with this decision, Viador recognized a loss on equipment held for sale of $850,000. In June 2002, Viador reversed the remaining accrual balance of $9,000 because the restructuring plan was complete.

Note 7. Extraordinary Gain on Extinguishment of Debt

In the first quarter of 2002, Viador consummated workout agreements with the majority of its creditors, representing approximately $1.8 million of its outstanding accounts payable, pursuant to which these creditors released Viador from any obligation to repay any such amounts in exchange for payment of 25% of the total debt Viador owed them as of September 30, 2001. Viador paid the creditors that were party to the workout agreements their respective agreed upon amounts aggregating approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of approximately $1.3 million.

In the second quarter of 2002, Viador recorded an extraordinary gain on extinguishment of debt to reflect settlement of an outstanding debt of $63,000 with a payment of $16,000. In connection with this settlement, Viador also reversed into general and administrative expense a previously recorded accrual of $108,000 that was no longer deemed to be necessary. Separately, in April 2002, Viador settled with a vendor for 25% of an outstanding balance of $4,000 with a payment of $1,000, which also resulted in an extraordinary gain. None of the creditors who have agreed to settle prior amounts payable are affiliated parties of Viador.

As of December 31, 2001, Viador had set aside $525,000 in restricted cash for the purpose of settling these liabilities. As of September 30, 2002, $484,000 had been used to settle liabilities and $41,000 had been refunded to Viador. In the quarter ended September 30, 2002, two of Viador’s trade creditors issued credits totaling $19,000 in settlement of trade payables. Additionally, as of September 30, 2002, four trade creditors with balances totaling $128,000 have not accepted Viador’s settlement offer. However, they are making no attempts to collect balances owing.

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Viador markets products mainly from operations in North America. International sales are primarily to customers in Europe and Asia Pacific. Revenue derived from sales to international customers as a percentage of total revenue was 7% and 8% for the three and nine months ended September 30, 2002, and in 2001 international revenue was 22% and 18% for the three and nine months ended September 30, 2001, respectively. During the three months ended September 30, 2001, revenue from customers in Japan represented 12% of total revenue and revenue from a single customer in China represented 11% of total revenue. No country other than the United States represented 10% or more of total revenue in any other period presented.

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

Significant customer information is as follows:

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage of Total Accounts Receivable as of
	2002	2001	2002	2001	September 30, 2002	Dec. 31, 2001
Customer A	27%	26%	23%	23%	28%	15%
Customer B	—	11%	*	—	—	—

*	Less than 10%

Revenue aggregating 4% of total revenue for the nine months ended September 30, 2002 was generated from a customer who is also a stockholder of Viador, and whose ownership percentage was under 1% as of September 30, 2002.

As of September 30, 2002 and December 31, 2001, all of Viador’s long-lived assets were attributed to the United States.

Note 9. Litigation

Claims Settled

On May 10, 2002, attorneys for one of Viador’s customers, CMS, sent a letter to Viador reporting that CMS had filed suit against Viador in the United States District Court for the Eastern District of Virginia, Alexandria Division. According to the letter, the complaint alleges breach of contract and seeks monetary damages of approximately $281,000. On July 1, 2002, Viador settled this dispute with CMS for the sum of $35,000 in exchange for which CMS dismissed all claims against Viador.

On May 16, 2002, Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. “SHRM”. SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages.

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. This suit was dismissed on August 9, 2002.

In the nine months ended September 30, 2002, Viador reversed a legal accrual of $108,000 as a result of the favorable resolution of a disputed claim with a vendor. This credit has been classified as an offset to general and administrative expense in the nine months ended September 30, 2002.

Pending Class Action Law Suit

On November 13, 2001, Viador and certain of its current and former officers and directors (the “Individual Defendants”), together with the underwriters of its October 25, 1999 Initial Public Offering (“IPO”), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to predict its ultimate outcome. As the financial exposure is neither estimable nor probable, no accrual has been made at this time.

The lawsuit has not reached the class certification stage, and a motion to dismiss the action against Viador as well as the over 300 other issuers sued in the actions relating to underwriter allocations is pending. At this time, plaintiffs have not specified the amount of damages sought. The lawsuit makes only the following general statement regarding the relief sought: that the Court (1) declare the action to be a class action, appoint a Lead Plaintiff as representative of the Class, and appoint counsel as class counsel; (2) award damages to the Plaintiff and the Class; (3) award prejudgment interest, post-judgment interest, and reasonable fees and other costs; and (4) award such other and further relief as the Court may deem just and proper.

Viador intends vigorously to defend the actions. Settlement discussions have proceeded with plaintiffs concerning a proposal that would not involve payments from Viador’s funds, but would involve the assignment of claims to plaintiffs. A Memorandum of Understanding is being drafted for consideration.

Other Pending Litigation

Viador is involved in lawsuits, claims, investigations and proceedings from time to time, including those identified above, consisting of matters which arise in the ordinary course of business. Any possible adverse outcome arising from these matters, either individually or in the aggregate, is not expected to have a material adverse impact on the results of operations or financial position of Viador. However, Viador’s evaluation of the likely impact of these pending disputes could change in the future.

VIADOR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 10. MASBC Merger

On September 19, 2002 Viador announced that it has entered into a merger agreement with MASBC, Inc. and MASBC Acquisition Corporation. The merger agreement contemplates that, at the closing, all outstanding shares of Viador will convert into a right to receive $0.075 in cash. As a result of the merger, Viador will become a privately-held company, wholly-owned by MASBC, Inc. Accordingly, upon the closing, Viador’s registration under the Securities Act of 1933, as amended, will terminate. The closing of the merger is subject to various conditions, including stockholder approval.

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

Overview

We develop and market Internet software that enables businesses to create enterprise information portals for both business-to-business, or B2B, and business-to-employee, or B2E, use. An enterprise information portal gives users a single browser-based interface with which to quickly and easily access information from a variety of enterprise data sources. We believe the Viador E-Portal offers a comprehensive and integrated enterprise information portal that is specifically designed for the World Wide Web and works with a customer’s existing hardware and software systems, without the need for additional technology expenditures. It provides our customers with the ability to manage, share and analyze information on a secure and cost-effective basis that can accommodate significant increases in the number of users and amount of information. As more users contribute increasing amounts of information to the portal, we believe our customers are able to increase business productivity and efficiency.

We had net losses of approximately $24.5 million, $29.3 million, and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we had accumulated deficits of approximately $76.8 million and $52.3 million as of December 31, 2001 and 2000, respectively.

We were incorporated as Infospace Inc. in California in December 1995. In January 1999, we changed our name to Viador Inc., and we subsequently reincorporated in the State of Delaware. In October 1999, we raised gross proceeds of $41.4 million through an initial public offering. Since our inception, we have developed web-based products designed to permit our customers to search, analyze and deliver relevant information to users within and outside the enterprise. We delivered our first product, Web-Charts, in September 1996. Over the last three years, we introduced more sophisticated web products and a proprietary web security server product. In the third quarter of 1999, we first shipped a fully integrated web-based product suite called the Viador E-Portal, which integrated our prior product offerings. In the fourth quarter of 1999, we introduced the Business-to-Business E-Portal, a product and services offering designed to allow personalized communication and information exchange between businesses. In the second quarter of 2000, we introduced Viador Portlets, a technology for easily extending the Viador E-Portal by adding tightly integrated modules for accessing additional data sources and applications. In the fourth quarter of 2000, we introduced Viador E-Portal Express, a portal user interface that set new standards for performance and scalability.

We delivered significantly enhanced products in the fourth quarter of 2001 as follows: In October 2001, we announced general availability of our E-Portal 6.4, a major advance that allows enterprises to rapidly deploy custom user interfaces based on open standards and point-and-click design tools. In November 2001, we announced E-Portal 6.5, which complies with the Americans with Disabilities Act, based on World Wide Web Consortium, or W3C, standards for accessible compliance with the Web Accessibility Initiative, or WAI. We began shipping this version in 2002.

Historically, we have focused our selling efforts in North America and derived a majority of our revenue from North America. However, we believe it is important to have an international presence and we intend to continue to conduct business in markets outside the United States through a combination of subsidiaries and distributors. We conduct business internationally through a variety of distribution and service partners. In Europe we use distributors in the United Kingdom, Italy, Finland, Norway, Sweden, Denmark, Italy, Greece, Israel and Russia. We have a direct sales agent responsible for Germany, France and Switzerland. In Asia, we use distributors in Japan, Korea, China, Hong Kong, Indonesia and Thailand. We cover Canada with a mix of North American sales and support resources.

Recent Events

Internal Control Weakness

On January 13, 2003, our independent auditors informed us that during the course of their review for the quarterly period ended September 30, 2002 they noted a matter involving internal control and its operation that they considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. The material weakness in internal controls relates to Viador’s procedures for reviewing licenses and other arrangements and recording the resultant revenue in the appropriate periods. Our auditors believe that our internal controls do not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Renegotiation with Creditors

On December 11, 2001, we entered into a workout agreement with certain of our creditors representing approximately $1.9 million of our outstanding accounts payables which was completed in early February 2002. Under the workout agreement, these creditors agreed to release us from any obligation to repay any such amounts in exchange for payment of 25% of the total debt we owed them as of September 30, 2001. On February 8, 2002, we paid the creditors that were party to the workout agreement their respective agreed upon amounts aggregating approximately $0.5 million. A few additional creditors accepted similar debt reduction agreements in the two quarters since then.

In the first quarter of 2002, Viador consummated workout agreements with certain of its creditors representing approximately $1.9 million of its outstanding accounts payable. Under the workout agreement, these creditors agreed to release us from any obligation to repay such amounts in exchange for payment of 25% of the total debt the company owed them as of September 30, 2001, which aggregated approximately $467,000, resulting in the recognition of an extraordinary gain on extinguishment of debt of $1.3 million. In the third quarter of 2002, Viador recorded an additional extraordinary gain on extinguishments of debt of $19,000 to reflect settlement of two additional vendor credits received in the quarter. For more information regarding the workout agreement, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2002.

Claims Settled

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

On May 16, 2002, Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. “SHRM”. SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages. The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. This suit was dismissed on August 9, 2002.

Class Action Law Suit

On November 13, 2001, Viador and certain of its current and former officers and directors (the “Individual Defendants”), together with the underwriters of its October 25, 1999 Initial Public Offering (“IPO”), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at a very early stage and Viador is unable to predict its ultimate outcome As the financial exposure is neither estimable nor probable, no accrual has been made at this time. In November, Viador received a letter from its D&O insurance carrier, confirming that insurance coverage would apply, that resolution of financial risk for the company remained uncertain and would, in the opinion of the insurance carrier, in all cases be secondary to the financial risk and responsibilities attributable to the IPO underwriters.

The lawsuit has not reached the class certification stage, and a motion to dismiss the action against Viador as well as the over 300 other issuers sued in the actions relating to underwriter allocations is pending. At this time, plaintiffs have not specified the amount of damages sought. The lawsuit makes only the following general statement regarding the relief sought: that the Court (1) declare the action to be a class action, appoint a Lead Plaintiff as representative of the Class, and appoint counsel as class counsel; (2) award damages to the Plaintiff and the Class; (3) award prejudgment interest, post-judgment interest, and reasonable fees and other costs; and (4) award such other and further relief as the Court may deem just and proper.

Viador intends vigorously to defend the actions. Settlement discussions have proceeded with plaintiffs concerning a proposal that would not involve payments from Viador’s funds, but would involve the assignment of claims to plaintiffs. A Memorandum of Understanding is being drafted for consideration.

Other Pending Litigation

Viador is involved in lawsuits, claims, investigations and proceedings from time to time, including those identified above, consisting of matters which arise in the ordinary course of business.

NASDAQ Notice of Noncompliance and Delisting

Effective on October 31, 2001 our securities were delisted from the National Market tier of the Nasdaq Stock Market because of our failure to comply with the minimum bid price, net tangible assets and stockholders’ equity, market capitalization, total assets, total revenue, and stockholder approval and audit committee composition requirements. Upon de-listing of our common stock from the National Market tier of the Nasdaq Stock Market, our shares of common stock began trading on the Over-the-Counter Bulletin Board. As of December 31, 2002, our stock was no longer trading on the Over-the-Counter Bulletin Board and is presently being quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc.

MASBC Merger

On September 19, 2002, Viador announced that it has entered into a merger agreement with MASBC, Inc. and MASBC Acquisition Corporation. The merger agreement contemplates that, at the closing, all outstanding shares of Viador will convert into a right to receive $0.075 in cash. As a result of the merger, Viador will become a privately-held company, wholly-owned by MASBC, Inc. Accordingly, upon the closing, Viador’s registration under the Securities Act of 1933, as amended, will terminate. The closing of the merger is subject to various conditions, including stockholder approval.

Private Financing

On July 6, 2001, we raised $500,000 in financing through a private offering of convertible debt securities and warrants. On August 13, 2001, we raised $3.8 million in financing through a private offering of our common stock and warrants. On March 18, 2002, we received $1.0 million in financing through a private offering of convertible debt securities and warrants. For further information regarding these offerings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

On August 7, 2002, Teddy Kiang resigned as director of Viador, and the board of directors appointed Yifeng Yang to serve as a member of the board of directors and fill the vacancy resulting from Mr. Kiang’s resignation.

On October 8, 2001, Tek-min Gan joined us as senior director of United States sales. Mr. Tek-min Gan resigned his position with us effective January 28, 2002.

Restructuring

During the second half of 2000 and continuing through 2001, adverse economic conditions reduced demand for our software products in general and impaired our revenue growth. In addition, we believe concerns regarding our financial viability adversely impacted our revenue growth. In response to these conditions, we decided to streamline our operations and reduce our expenditure levels. In furtherance of these objectives, on January 5, 2001, we reduced our workforce in the United States by 87 positions, or 36% of our workforce, and aggressively cut other costs. After April 6, 2001, we also restructured our business to focus on three distribution models: e-government with systems integrators, partnerships with Original Equipment Manufacturers, or OEMs, and independent resellers. As a result of the new focus and an ongoing effort to reduce costs and preserve cash, we reduced our workforce further by 55 positions out of the remaining 151 positions, or 37% of our workforce in the United States. The reductions were made in functional areas that did not align with the streamlined distribution model, primarily in direct sales and marketing with further reductions in our consulting organization. On June 29, 2001, we announced that a future layoff of approximately 10 people or 14% of our then current workforce would occur to further reduce costs. By September 17, 2001, we had further reduced our workforce in the United States by 21 positions, or 36% of our remaining workforce in the United States. At September 30, 2002, our workforce totaled 26 employees. It is possible that we will have further workforce and cost reductions in the future. During one of our 2001 restructurings, we terminated our corporate lease with Alza Corporation on June 30, 2001, and entered into a new corporate lease agreement for our current office. As consideration for early termination, we surrendered our restricted lease deposit of $1.0 million and a significant amount of our office furniture, leasehold improvements and other assets related to the corporate lease (with a net book value of approximately $1.8 million) to the landlord.

Effect of Economic Conditions

In the first half of 2000, a significant portion of our customers were newly funded start-up companies and internet-related companies that moved rapidly in their buying and installation decisions, resulting in. rapidly increasing revenue during the first nine months of 2000. Beginning in the fourth quarter of 2000 and continuing into 2001, our customer mix returned to more conservative large enterprise customers that characterized pre-2000 revenue. Buyers for these larger companies had longer decision and installation cycles, and as well, were scaling back their information technology budgets for capital expenditures. The economic environment of 2001 exacerbated this situation. Viador implemented a series of restructurings starting in the second half of 2000 and throughout 2001. By the summer of 2002, our direct sales force was reduced to three employees and our consulting staff was reduced to eight engineers. These reductions further impacted our ability to generate new revenue. Additionally, potential new customers have questioned our viability as a going concern because our stock price and cash balances have decreased throughout the 2000 and 2001. The tragic events of September 11, 2001 had pervasive negative effects across our markets and generally further slowed purchasing activity. All of these factors lengthened the sales cycle starting in mid-2000 and reduced the overall demand for our product.

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

Impairment of Long-lived and Intangible Assets

We evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of the assets or estimated fair value less costs to sell. A number of factors can trigger an impairment review, such as significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The effect of such valuation adjustments can significantly affect our financial performance and market valuation. If we fail to identify assets that have been impaired, we may fail to record an impairment or we may fail to record and impairment in the proper period. If we fail to accurately estimate fair value, any impairment loss that we record may not be accurate.

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

As a result of the rescission of SAS No. 4, gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified. Viador expects to adopt this provision of SFAS No. 145 effective with its fiscal year beginning January 1, 2003, at which time it expects to reclassify its gain associated with extinguishment of debt out of extraordinary items into other income and expense. Viador does not anticipate the remaining provisions of this statement will have a material effect on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Viador does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grand-fathered for the purposes of recognition and would only need to be disclosed. Viador plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. Viador has no such guarantees in place and thus anticipates no impact of this change.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. Viador plans to adopt the disclosure provisions of SFAS No. 148 in the first quarter of fiscal 2003. The company anticipates no impact on current or future operations plans from this change.

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

For the three months ended September 30, we had net loss of $390,000 in 2002 and a net loss of $4.1 million in 2001. For the nine months ended September 30, we had net income of $363,000 in 2002 and a net loss of $24.7 million in 2001. For the years ended December 31, we had net losses of approximately $24.5 million in 2001, $29.3 million in 2000, and $13.3 million in 1999. As of September 30, 2002, our accumulated deficit was $76.4 million.

Segment Presentation

We manage and evaluate the performance of our business through a single operating segment: Enterprise information portals.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	38%	39%	38%	54%
Service	62	61	62	46

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue, including amortization of capitalized software	7	7	3	50
Cost of service revenue	36	30	28	34

Total cost of revenue	43	37	31	84

Gross profit	57	63	69	16

Operating expenses:
Sales and marketing	25	140	22	145
Research and development	36	48	39	57
General and administrative	23	98	26	57
Amortization of stock-based compensation	(7)	4	—	(2)
Amortization of goodwill	—	—	—	4
Impairment loss—goodwill	—	—	—	19
Impairment loss—intangible assets	9	—	3	—
Restructuring expense	—	—	—	3
Loss on lease termination	—	—	—	37
Impairment loss—equipment held for sale	—	21	—	11
Loss on sale of assets	—	13	—	2

Total operating expenses	86	324	90	333

Operating loss	(29)	(261)	(21)	(317)
Non-cash interest expense	(12)	(36)	(8)	(6)
Other income and expense, net	—	6	—	2

Net loss before income taxes and extraordinary item	(41)	(291)	(29)	(321)
Extraordinary gain on extinguishment of debt	2	—	39	—
Provision for income taxes	—	—	—	—

Net income (loss)	(39)%	(291)%	10%	(321)%

Revenue

Viador follows the revenue recognition principles described in Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9. For more information on our revenue recognition policy, refer to “Critical Accounting Policies—Revenue Recognition.”

Total Revenue. Total revenue decreased by 29% to approximately $1.0 million for the three months ended September 30, 2002 from approximately $1.4 million for the three months ended September 30, 2001. Total revenue decreased by 55% to approximately $3.5 million for the nine months ended September 30, 2002 from approximately $7.7 million for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, license revenue accounted for 38% and 38%, respectively, of total revenue and service revenue accounted for 62% and 62%, respectively, of total revenue. The decrease in total revenue in the three and nine months ended September 30, 2002 compared to the same periods of 2001 was primarily due to reductions in license revenue resulting from decreased demand for our products and also, a reduction in service revenue associated with reduced demand for our consulting services. The percentage shift toward service revenue is due to lower mix of new customer license revenue caused both by the generally poor economic climate and our financial condition versus the continuing demand from existing customers for customization of their licensed portal products.

License Revenue. License revenue decreased by 30% to approximately $383,000 for the three months ended September 30, 2002 from approximately $551,000 for the three months ended September 30, 2001. License revenue decreased by 66% to approximately $1.4 million for the nine months ended September 30, 2002 from approximately $4.1 million for the nine months ended September 30, 2001. The decrease in license revenue is due primarily to a reduction in software purchases attributable to general adverse economic conditions and customer concerns regarding our viability.

Service Revenue. Service revenue decreased by 28% to approximately $618,000 for the three months ended September 30, 2002 from approximately $855,000 for the three months ended September 30, 2001. Service revenue decreased by 39% to approximately $2.2 million for the nine months ended September 30, 2002 from approximately $3.6 million for the nine months ended September 30, 2001. Approximately two-thirds of the decrease for both the three- and nine-month periods is due to lower maintenance and support revenue as the number of maintenance contracts decreased from the same periods in the prior year. For the three-month period, substantially all of the remainder of the decrease is due to lower training revenue. For the nine-month period, lower training revenue and lower consulting revenue each accounted for approximately half of the remaining decrease.

Channel Mix. We distribute our products directly through a direct sales force and indirectly through OEMs, VARs and systems integrators. Indirect channel revenue increased as a percent of total revenue to 44% in the third quarter of 2002 and 39% in the first nine months of 2002, from 12% in the third quarter of 2001 and 21% in the first nine months of 2001. Indirect channel revenue increased as a percentage of total revenue in the first nine months of 2002 compared to the same period of the prior year because of our shift to an increased use of resellers as our direct sales force has been further reduced during the adverse economic conditions, which continued to worsen during 2002 In general, the distribution of revenue among channels will fluctuate in future periods depending on the timing of new product releases, our ability to expand our use of OEM’s and VAR’s, the timing of direct sales to large customer accounts and customer buying patterns.

Customer Concentration. Customer orders during a particular quarter typically vary considerably in size, from as low as several thousand dollars to over $500,000. One customer accounted for approximately 27% of recognized revenue for the quarter ended September 30, 2002, and 23% for the nine months ended September 30, 2002. Because of the large size of some individual customer orders relative to total orders during a quarter, our revenue may fluctuate significantly from one quarter to the next. If a customer who places a large order cancels or reduces the order, or if we are unable to fulfill the order in a timely fashion or are otherwise unable to recognize revenue for the order in the quarter in which it is anticipated, it could result in increased volatility in our revenue.

Geographic Mix. International revenue (sales outside of the United States) decreased as a percent of total revenue to 7% in the third quarter and 8% in the first nine months of 2002, from 22% in the third quarter and 18% in the first nine months of 2001. International revenue for the three and nine months ended September 30, 2002 decreased in absolute dollars from the similar period in the prior year, because of the reductions in Europe direct employee staffing. In addition, a sale representing 11% of total revenue was made to a customer in China in the third quarter of 2001. There was no similar sale in 2002. We plan to continue to pursue international markets by partnering with OEMs, VARs and distributors throughout the world. International revenue may fluctuate in future periods as a result of competition, the general demand for Internet- and intranet-related products in international markets, and general economic conditions of the regions. See “Risk Factors that May Affect Future Results.”

Deferred Revenue. Deferred revenue primarily consists of the unrecognized portion of license and service revenue received pursuant to support contracts, consulting and prepaid license royalties. Deferred revenue was approximately $2.9 million as of September 30, 2002 and $2.6 million as of December 31, 2001.

Cost of revenue

Cost of license revenue consists primarily of royalties paid to third parties for integrated technology and amortization of capitalized software development costs. Cost of service revenue includes salaries and related expenses for providing consulting services, customer support, implementation and training services organizations, and costs of contracting with third parties that provide services to customers and an allocation of our facilities, communications and depreciation expenses.

Cost of revenue decreased by 17% to $429,000 for the three months ended September 30, 2002 from approximately $515,000 for the three months ended September 30, 2001. Cost of revenue increased to 43% of total revenue for the three months ended September 30, 2002 from 37% for the three months ended September 30, 2001. Cost of revenue decreased by 83% to $1.1 million for the nine months ended September 30, 2002 from approximately $6.5 million for the nine months ended September 30, 2001. Cost of revenue decreased to 31% of total revenue for the nine months ended September 30, 2002, from 84% for the nine months ended September 30, 2001. For the nine months ended September 30, 2002. the decrease in cost of revenue resulted primarily from the elimination of $3.6 million of capitalized software amortization as the costs were fully amortized in 2001. The remainder of the decrease in dollars is due to the decline in service revenue. Amortization of capitalized software costs was accelerated in the second quarter of 2001 as our projection of any future revenue from underlying product sales was deemed to be uncertain for purposes of evaluating recoverability.

Gross profit for the three and nine months ended September 30, 2002 was 57% and 69% of total revenue compared to 63% and 16% of total revenue for the three and nine months ended September 30, 2001. The decrease for the three-month period is primarily due to lower revenue partially offset by the elimination of $103,000 of amortization of capitalized software costs as the costs were fully amortized in 2001. The increase for the nine-month period is due to lower costs, primarily the elimination of $3.6 million of amortization of capitalized software costs as well as lower payroll and overhead costs as a result of our restructuring efforts in 2001, partially offset by a 54% reduction in revenue. We cannot predict if our restructuring and cost control efforts will continue to be effective in the future because of our inability to predict economic conditions and the competitive environment. See “Risk Factors that May Affect Future Results.”

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

Viador’s total operating expenses for the three months ended September 30, 2002 were approximately $861,000 or 86% of total revenue, compared to approximately $4.6 million or 325% of total revenue for the three months ended September 30, 2001. Our total operating expenses for the nine months ended September 30, 2002 were approximately $3.2 million or 90% of total revenue, compared to approximately $25.6 million or 333% of total revenue for the nine months ended September 30, 2001. The decrease in operating expenses in absolute dollars for the three and nine months ended September 30, 2002 compared to the corresponding earlier year resulted from our efforts to streamline our operations and reduce our expenditure levels through restructuring. In connection with our restructurings during 2001, we reduced our headcount significantly and aggressively cut other costs, including costs associated with our office lease. While it is possible that we will have further cost reductions in the future, no such reductions are currently planned. See “Risk Factors that May Affect Future Results.”

Sales and Marketing

Sales and marketing expenses consist of operating expenses associated with Viador’s sales, marketing, international and other business development efforts, as well as bad debt expense. Sales and marketing expenses for the three months ended September 30, 2002 were $254,000 or 25% of total revenue, compared to $2.0 million, or 140% of total revenue, in the same period of the prior year. Sales and marketing expenses for the nine months ended September 30, 2002 were approximately $797,000 or 23% of total revenue, compared to $11.2 million, or 145% of total revenue, in the same period of the prior year. Sales and marketing expenses decreased in absolute dollars for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 due to a reduction in bad debt expense of approximately $760,000 for the three month period and approximately $3.3 million for the nine month period. The remainder of the decrease was primarily due to reduced salaries and related expenses resulting from decreased staffing associated with restructurings in December 2000 and April, June, September and December 2001. Our bad debt expense was significantly higher in the 2001 periods as business conditions for many of our customers, which began to deteriorate in the second half of 2000, continued to decline in 2001.

During the first half of 2000, the internet industry experienced rapid growth, resulting in a significant increase in our customer base, with much of this growth coming from recently funded emerging internet companies. We regularly evaluated the collectibility of each receivable, and as these companies started to decline in the second half of 2000, and continuing into 2001, we experienced a significant increase in our bad debt expense and write-offs of accounts receivable. As a result, bad debt expense was approximately $760,000 in the three month period ended September 30, 2001 and $3.3 million in the nine month period ended September 30, 2001. During the later half of 2001 and continuing into 2002, we focused on larger, more established customers. Bad debt expense was not significant in either the three or nine month periods ended September 30, 2002, and we anticipate that reserves and write-offs for uncollectible accounts will continue to be significantly lower than the 2001 levels in future periods.

We believe that sales and marketing expenses are likely to remain relatively constant or increase in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

Research and Development

Research and development expenses consist of operating expenses associated with software development. Research and development expense decreased by 47% to $355,000 or 35% of total revenue in the third quarter of 2002 as compared to $671,000 or 48% of total revenue for the same period in 2001. Research and development expense decreased by 68% to approximately $1.4 million or 39% of total revenue in the first nine months of 2002 as compared to $4.4 million or 57% of total revenue for the same period in 2001. The decrease in research and development expenses was principally due to lower headcount-related expenses for both employees and outside consultants resulting from our restructuring efforts in late 2000 and throughout 2001. We believe that research and development expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

General and Administrative

General and administrative expenses for all years presented consist primarily of compensation and fees for professional services. General and administrative expenses for the three months ended September 30, 2002 and 2001 were $228,000 or 23% of total revenue in 2002, and $1.4 million or 98% of total revenue in 2001. General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $905,000 or 26% of total revenue in 2002, and $4.4 million or 57% of total revenue in 2001. General and administrative expense decreased primarily due to decreased staffing associated with the announced restructurings in December 2000 and April, June, September and December 2001. In addition, general and administrative expense decreased in the third quarter of 2002 as compared to the second quarter of 2002 in part due to a reversal of $108,000 in accrued litigation expense as a result of a settlement. See Notes 7 and 9 of Notes to Condensed Consolidated Financial Statements. We believe that general and administrative expenses are likely to remain relatively constant or increase slightly in absolute dollars in the near term as we do not currently anticipate further cost containment measures. However, these projections can change should economic and market conditions require alternative actions. See “Risk Factors that May Affect Future Results.”

Amortization of Stock-based Compensation

Amortization of stock-based compensation primarily consists of charges incurred for employee stock options issued with exercise prices less than the fair market value of our stock at the date of grant. Amortization of stock-based compensation for the three months ended September 30, 2002 and 2001 was ($66,000) and $53,000, respectively. Amortization of stock-based compensation for the nine months ended September 30, 2002 and 2001 was $17,000 and ($118,000), respectively. In the third quarter of 2002 and the nine months ended September 30, 2001, a credit to the income statement was recorded as the result of a reversal of accelerated compensation expense previously recognized related to terminated employees. We amortize deferred compensation on an accelerated method as allowed under FASB Interpretation No. 28. During the third quarter of 2002, we incurred obligations to grant options to purchase 326,000 shares of our common stock to certain key advisors, resulting in a $11,000 charge in our financial statements for the three months ended September 30, 2002. If our stock price increases the accounting for these stock-based awards will impact our operating results in the periods over which these options vest. See “Risk Factors that May Affect Future Results.”

Amortization of Goodwill and Impairment Loss—Goodwill

Amortization of goodwill was attributable to the acquisition of a distributor in Switzerland in January 2000 and is based on the straight-line method over the expected period to be benefited, which was five years. At December 31, 2000, we performed an impairment evaluation of goodwill. The evaluation was based on current year activities and projected cash flows as compared to the carrying value of goodwill. Our evaluation indicated that the December 31, 2000 balance of $1.7 million was recoverable. At June 30, 2001, we performed a further evaluation of goodwill to determine whether it was recoverable. The evaluation was based on the current year’s activities and projected cash flows as compared to the carrying value of goodwill. This evaluation indicated that the $1.4 million of goodwill remaining unamortized was impaired as actual revenue for the acquired company was significantly below projected revenue and key management personnel terminated employment with the subsidiary located in Switzerland. Consequently, we recorded an impairment charge for the entire remaining unamortized balance in the second quarter of 2001 As the goodwill charges have been fully amortized as of December 31, 2001, there were no charges for goodwill in 2002.

Impairment Loss—Intangible Assets

Due to a significant decline in operating results of our European Operations during the period ended September 30, 2002, we performed an evaluation of our European trademark with a net book value of approximately $90,000 to determine whether it was impaired. The evaluation was based on the current year’s activities in Europe and projected cash flows. This evaluation indicated that the $90,000 of intangible asset remaining unamortized was impaired as Europe operations would be unprofitable over the remaining periods of amortization. Consequently, we recorded an impairment charge for the entire remaining unamortized balance in the third quarter of 2002.

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

In the nine months ended September 30, 2001, management decided to sell certain equipment. In connection with this decision, we recognized a loss on equipment held for sale of approximately $300,000 for the three months ended September 30, 2001 and $850,000 for the nine months ended September 30, 2001.

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

We calculated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions: no dividends; contractual life of 3 years; risk-free interest rate of 3.1%; and expected volatility of 187%, resulting in a value of the warrants of approximately $372,000. Of the $1.0 million gross proceeds, we allocated $372,000 to the warrants and $628,000, the remaining proceeds, to the beneficial conversion feature. Accordingly, we recorded the beneficial conversion feature of the convertible note of $628,000 and the $372,000 of warrants to additional paid-in capital and initially recorded the carrying value of the note at zero. The carrying value of the note is being accreted to its face value of $1.0 million over the term of the note (24 months) using the straight-line interest method, resulting in a non-cash interest charge of $125,000 during the third quarter of 2002 and $271,000 in the first nine months of 2002. In connection with this financing, we incurred a commission payable to Mr. Yeung in the amount of $60,000, which was recorded as an offset to the proceeds from this arrangement. As of September 30, 2002 the carrying amount of the note payable of $271,000 was net of the unamortized discount of $729,000.

Other Income and Expense, Net

Other income and expense, net, decreased to $4,000 for the three months ended September 30, 2002 from $83,000 for the three months ended September 30, 2001. Other income and expense, net, decreased to $4,000 for the nine months ended September 30, 2002 from $182,000 for the nine months ended September 30, 2001. This decrease was due to a reduction in interest income from interest-bearing cash and investment balances.

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

Provision for Income Taxes

Provision for income taxes included $1,000 for taxes on foreign operations for the three and nine months ended September 30, 2002. No additional tax provisions were made in the 3 months ending September 30, 2002, as none were required. We incurred a loss for the three and nine month periods ended September 30, 2001, and therefore, only a provision of $28,000 was recorded during the three months ended September 30, 2001 for taxes on foreign operations. The net deferred tax assets as of September 30, 2002 were zero, net of a valuation allowance. Realization of Viador’s net deferred tax assets depends on Viador generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carry-forwards.

During the quarter ended March 31, 2002, Viador recorded income from cancellation of indebtedness of $1.3 million that was not allowable in pre-tax income for tax purposes. This was because the income from the discharge of indebtedness is not included in pre-tax income for tax purposes when a company’s liabilities exceed the fair value of its assets. Viador is instead required to reduce its current year net operating income for tax purposes by this $1.3 million income from the discharge of indebtedness, resulting in a net operating loss for income tax purposes.

Net Income or Loss

For the three months ended September 30, 2002 net loss was $390,000 or 39% of total revenue compared to a net loss of $4.1 million or 291% of total revenue for the three months ended September 30, 2001. For the nine months ended September 30, 2002 net income was $363,000 or 10% of total revenue compared to a net loss was $24.7 million or 321% of total revenue for the nine months ended September 30, 2001.

Liquidity and Capital Resources

From our inception, we have financed our operations primarily through an initial public offering and private equity placements totaling approximately $75.9 million. As of September 30, 2002, we had an accumulated deficit of approximately $76.4 million and cash and cash equivalents of approximately $1.4 million. We had a net loss of approximately $390,000 for the three months ended September 30, 2002 and net income of approximately $363,000 for the nine months ended September 30, 2002, and we had net losses of approximately $24.5 million for the year ended 2001, $29.3 million for the year ended 2000 and $13.3 million for the year ended 1999. The size of our accumulated deficit, our losses since inception and our ongoing need for capital to continue our operations raises substantial doubt as to our ability to continue as a going concern. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future. We obtained $1.0 million in debt financing in the first quarter of 2002, as well as a commitment for up to $2.0 million in additional debt financing subject to our meeting certain financial and business conditions. There can be no assurance that we will be successful in our efforts to control expenses, generate sufficient revenue or obtain additional financing. Failure to reduce and control expenses, generate sufficient revenue and/or to obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. Absent debt or equity financing beyond the $2.0 million currently committed to us, and excluding significant expenditures required for our major projects, we currently anticipate that the cash on hand and anticipated cash flow from operations will only be adequate to fund our operations in the ordinary course of business for the next twelve months. For additional information, see Notes 1 and 3 of the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2002, our principal source of liquidity was $1.4 million in cash and cash equivalents, representing a $918,000 increase from the December 31, 2001 balance of $518,000. Net cash used by operating activities for the nine months ended September 30, 2002 was approximately $6,000, while net cash used for the nine months ended September 30, 2001 was approximately $12.1 million. For the nine months ended September 30, 2002, this use of cash resulted primarily from decreases in accounts payable and accrued liabilities, offset in part by a decrease in accounts receivable and an increase in deferred revenue. Net cash provided by investing activities for the nine months ended September 30, 2002 was approximately $24,000. Net cash used in investing activities for the nine months ended September 30, 2001 was $224,000. Net cash provided by financing activities for the nine months ended September 30, 2002 was approximately $940,000 and resulted from the net proceeds from the issuance of a convertible note payable and warrants. Net cash used in financing activities for the nine months ended September 30, 2001 was approximately $2.2 million, resulting from the repayment of a bank line of credit and a note payable assumed in an acquisition, partially offset by proceeds from the issuance of common stock.

Viador’s principal commitments as of September 30, 2002 consisted of obligations under non-cancelable operating leases for monthly rent on an office lease expiring in the fall of 2003. We have no present commitments or arrangements assuring us of any future equity or debt financing other than the $2.0 million conditional commitment from Mr. Yeung, a current investor, discussed further in Note 3 to the Notes to Condensed Consolidated Financial Statements. This conditional commitment to provide $2.0 million in additional debt financing is subject to Viador’s ability to meet its obligations under the notes and warrants issued, and certain business and financial conditions, including changes in our equity ownership, composition of our management team and any change in control. Mr. Yeung has discretion in determining whether Viador meets the foregoing conditions and ultimately whether to provide any additional financing. We cannot assure you that these funds will be available to us or that any further equity or debt financing will be available to us on favorable terms, or at all.

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

Although we reported net income of $363,000 for the first nine months of 2002, our recurring net losses, including $24.7 million for the nine months ended September 30, 2001 and $24.5 million for the year ended December 31, 2001, raise substantial doubt regarding Viador’s ability to continue as a going concern. In 2001, our revenue was not sufficient to support our operations, and revenue will not be sufficient to support operations until such time, if any, that Viador’s enterprise information portal software gains substantial market acceptance. We expect to continue to use cash in operations and to incur operating losses in the foreseeable future.

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

We were founded in 1995, and began offering software products in the third quarter of 1996. Our primary product, the Viador E-Portal, was announced in the first quarter of 1999 and first shipped in the third quarter of 1999. We introduced Viador Portlets in the second quarter of 2000 and Viador E-Portal Express in the fourth quarter of 2000.

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

Additional future equity or debt financing may not be available to us on favorable terms or at all. Future borrowing instruments such as credit facilities and lease agreements are also likely to contain restrictive covenants and will likely require us to pledge assets as security for borrowings under those future arrangements. In addition, our failure to file timely with the SEC the Form 10-Q due for the quarterly period ended June 30, 2002 and September 30, 2002 will make it more difficult for us to raise capital through public offerings of our stock. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our services consist of maintenance, support, consulting and training. Service revenue represented 61% of total revenue for the nine months ended September 30, 2002 and 45% for the nine months ended September 30, 2001. For the year ended December 31, 2001, service revenue represented 49% of total revenue. We anticipate that service revenue will fluctuate as a percentage of total revenue in the future. If service revenue is less than anticipated, our fixed costs of providing services will exceed our service revenue and our operating results could be materially adversely affected.

Continuing uncertainty of the U.S. economy, which has spread to Europe and Asia, may have serious implications for the growth and stability of our business.

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

On July 3, 2001, we received a letter from Nasdaq indicating we failed to comply with the minimum bid price required for continued listing as set forth in marketplace rule 4450 (a) (5) and that our securities were, therefore, subject to delisting from Nasdaq. We requested a hearing before a Nasdaq Listing Qualifications Panel to review this determination. On August 15, 2001, Nasdaq notified us of additional deficiencies including net tangible assets and stockholders’ equity, market capitalization, total assets, total revenue, and audit committee composition requirements. Despite our attempts to remedy these deficiencies, on October 30, 2001 Nasdaq notified us that our securities would be delisted from the Nasdaq National Stock Market tier of the Nasdaq Stock Market effective with the opening of business on October 31, 2001. The delisting occurred on October 31, 2001 and our shares of common stock were then traded on the Over-the-Counter Bulletin Board. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our common stock is not sustained, you may not be able to sell your common stock when you need to do so, or at a price acceptable to you, or even at all. On December 31, 2002, our stock was further delisted from the OTC market to the Pink Sheets, for failure to comply with the requirement to file 10Q statements with the SEC.

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

Since our inception, we have experienced recurring operating losses, negative cash flows from operations and net losses in each quarterly and annual period with the exception of the most recent quarter, in which we achieved an insignificant operating profit. As of September 30, 2002, we had an accumulated deficit of approximately $76.4 million. Revenue from our software and related services may not be sufficient to make, or keep us profitable in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face a weak economic environment and significant competition.

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

Our operating results in one or more future periods may fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors.

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

Since our sales cycle is long, unpredictable and subject to seasonal fluctuations, it is difficult to accurately forecast our revenue; if we fail to achieve our forecasted revenue, our operating results will suffer.

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

Sales from outside the United States accounted for 8% of our total revenue for the nine months ended September 30, 2002 and 18% for the nine months ended September 30, 2001. For the year ended December 31, 2001, we derived 19% of our total revenue from sales outside the United States. We derive our international revenue primarily from sales in Canada, Europe and Asia Pacific. We intend to continue to pursue international markets by partnering with OEMs, VARs and distributors, and anticipate that in the foreseeable future a significant portion of our revenue may be derived from sources outside the United States. If we are unable to maintain or grow our international operations, it could slow or undermine our overall growth.

We have not identified any material risk associated with doing business in Canada, other than risk associated with foreign currency exchange rate fluctuations. In Japan, we have an exclusive distribution relationship with Mitsui Corporation. We also face country-specific risks in Europe and the Asia-Pacific region, such as fluctuation in currency exchange rates, general economic conditions in Europe and the Asia-Pacific region and regulatory uncertainties associated with being a foreign company doing business in those geographic areas.

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

If our plan to sell the Viador E-Portal directly to customers is not successful, we may not be able to grow our revenue.

We sell our products through our domestic direct sales organization and we support our customers with our technical and customer support staff chiefly in the California head-office. Our ability to achieve revenue growth in the future will depend on our ability to recruit and train sufficient technical, customer and direct sales personnel. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff could reduce or eliminate our growth and cause our stock price to fall.

If our plan to sell the Viador E-Portal to customers via indirect sales channels is not successful, we may not be able to grow our revenue.

We have in the past sold our products through our domestic direct sales organization, which has been substantially reduced over the past two years. In the future, we plan to make greater use of independent resellers in all markets. Our ability to achieve revenue growth in the future will depend on our ability effectively partner with resellers. Indirect channel revenues as a percentage of total revenues were approximately 39% in the first nine months of 2002, 40% in 2001, 35% in 2000 and 5% in 1999. Our inability to rapidly and effectively expand our channel partner relationships could reduce could have a significant negative impact on revenues and cause our stock price to fall.

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

During the year ended December 31, 2001, we reduced our workforce by a total of 173 people to reduce costs. At September 30, 2002, our workforce totaled 26 employees. It is possible that we will have further workforce and cost reductions in the future.

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

We are highly dependent on certain members of our management and engineering staff, including, without limitation, our chief executive officer. The loss of one or more of these key employees could impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified financial and technical personnel is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry is intense. Our ability to attract and retain skilled and experienced personnel may be adversely impacted by limitations on our ability to issue stock options due to the delisting of our common stock from the Nasdaq National Market System. For the next six months, we anticipate granting a significant number of options to purchase our common stock to certain key employees and advisors. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms, and the granting of stock options to key advisors who are not employees will result in a charge to operating expense, which will negatively impact our results of operations.

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

Our failure to improve our internal controls could harm our business

Our information systems currently do not provide all of the information that we believe is necessary to successfully operate our business, and our auditors have identified weaknesses in our internal controls and accounting procedures. We are in the process of implementing a number of changes designed to improve our information systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, new approval procedures and various other initiatives. We are evaluating additional changes which may require us to make investments in our systems and controls, which could result in higher future operating expenses. If we fail to strengthen our management information systems and internal controls, our ability to manage our business and implement our strategies may be impaired and our financial condition could be harmed. In addition, even if we are successful in strengthening these systems and controls, they may not sufficiently improve our ability to manage our business and implement our strategies, or be adequate to prevent or identify irregularities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

Viador places its investments in instruments that meet high credit quality standards, as specified in Viador’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our cash and cash equivalent investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. At September 30, 2002 and December 31, 2001, we held no interest-bearing investments.

Impact of Foreign Currency Exchange Rate Change

We develop products in the United States and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. No foreign currency derivatives were purchased or written during the nine months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our principal executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have identified lack of timeliness in our reporting process as a weakness in our disclosure controls, and are working to address this issue.

On January 13, 2003, our independent auditors informed us that during the course of their review for the quarterly period ended September 30, 2002 they noted a matter involving internal control and its operation that they considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. The material weakness in internal controls relates to Viador’s procedures for reviewing licenses and other arrangements and recording the resultant revenue in the appropriate periods. Our auditors believe that our internal controls do not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

We are assigning the highest priority to the short-term and long-term correction of these internal control deficiencies, and are in the process of implementing changes to our accounting policies and procedures, systems and personnel to address these issues.

We are also performing additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our condensed consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

Specifically, we are in the process of implementing the following corrective actions as well as additional procedures:

1.	Review and dissemination of revenue recognition policies, including more formalized training of finance, sales and other staffs;

2.	Development of additional financial, accounting and other policies and procedures;

3.	Additional management oversight and detailed reviews of personnel, disclosures and reporting; and

4.	Use of significant outside resources to supplement our employees in the preparation of the consolidated financial statements, as well as in evaluating and implementing the various internal control recommendations of our auditors.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II—OTHER INFORMATION

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

On May 16, 2002, Viador settled a dispute with a former customer, Society for Human Resources Management, Inc. “SHRM”. SHRM alleged breach of contract and was seeking approximately $791,000 in monetary damages. The terms of the settlement included a cash payment to SHRM in the amount of $50,000 and 526,315 shares of Common Stock with a market value of $100,000 on the date of issuance. We had previously accrued $100,000 related to this dispute.

On January 11, 2002, William Grinder, an individual, filed a personal injury complaint for unspecified monetary damages in San Francisco County Superior Court alleging causes of action for negligence and negligent hiring against Viador and certain other named defendants. This suit was dismissed on August 9, 2002.

Class Action Law Suit

On November 13, 2001, Viador and certain of its current and former officers and directors, or the individual defendants, together with the underwriters of its October 25, 1999 Initial Public Offering, or the IPO, were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. The Court appointed a lead plaintiff on April 15, 2002, and plaintiffs filed an Amended Class Action Complaint on April 19, 2002. The essence of the complaint is that defendants issued and sold Viador’s common stock pursuant to the IPO without disclosing to investors that certain underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Viador shares to customers in exchange for the customers’ promises to purchase additional shares in the after-market at pre-determined prices above the offering price, thereby maintaining, distorting and/or inflating the market price for the shares in the after-market. The action seeks damages in an unspecified amount.

The lawsuit is part of the “IPO Allocation Securities Litigation” pending in the United States District Court for the Southern District of New York. Approximately 310 companies and over 40 underwriters have been sued in actions alleging claims nearly identical to those alleged against Viador. The cases are being coordinated for pre-trial purposes before the Hon. Schira Scheindlin. The IPO Allocation Securities Litigation is in its early stages. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. Discovery is stayed pending the outcome of motions to dismiss. This proceeding is at an early stage and Viador is unable to speculate as to its ultimate outcome. As the financial exposure is neither estimable nor probable, no accrual has been made at this time. In November, Viador received a letter from its D&O insurance carrier, confirming that insurance coverage would apply, that resolution of financial risk for the company remained uncertain and would, in the opinion of the insurance carrier, in all cases be secondary to the financial risk and responsibilities attributable to the IPO underwriters.

The lawsuit has not reached the class certification stage, and a motion to dismiss the action against Viador as well as the over 300 other issuers sued in the actions relating to underwriter allocations is pending. At this time, plaintiffs have not specified the amount of damages sought. The lawsuit makes only the following general statement regarding the relief sought: that the Court 1) declare the action to be a class action, appoint a Lead Plaintiff as representative of the Class, and appoint counsel as class counsel; (2) award damages to the Plaintiff and the Class; (3) award prejudgment interest, post-judgment interest, and reasonable fees and other costs; and (4) award such other and further relief as the Court may deem just and proper.

Other Pending Litigation

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

On September 19, 2002, Viador filed SEC Form 425 and announced that it has entered into a definitive merger agreement with MASBC, Inc. and MASBC Acquisition Corporation. The merger agreement contemplates that, at the closing, all outstanding shares of Viador will convert into a right to receive $0.075 in cash. As a result of the merger, Viador will become a privately-held company, wholly-owned by MASBC, Inc. Accordingly, upon the closing, Viador’s registration under the Securities Act of 1933, as amended, will terminate. The closing of the merger is subject to various conditions, including stockholder approval. The primary reasons for this decision to become private are: (1) to gain operating focus; (2) cost savings as a private company; (3) limit the visibility of our financial results to our competition; (4) enhance the ability of Viador to attract new investment funds.

On October 30, 2002, Viador filed Form 13E3 and a Preliminary Form 14A with the SEC, preliminary proxy statements and a description of a going private transaction, including the then current financial results. The SEC responded in early December with questions that Viador is answering in a revised proxy statement to be filed in February 2003, which will include current financial results. Viador failed to file timely with the SEC Form 10-Q for the quarter ended September 30, 2002 and, as a result, effective December 31, 2002, the stock is now listed in the Pink Sheets tier of the OTC market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

  None.

(b) Reports on Form 8-K.

Viador filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2002 under Item 5 regarding the late filing of this Form 10-Q, the resignation of Viador’s Chief Financial Officer, and resignation and replacement of a member of Viador’s Board of Directors.

Viador filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 12, 2002 under Item 9 regarding the certification under Section 906 of the Sarbanes-Oxley Act of the Viador Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Viador filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 19, 2002 under Item 5 regarding the Agreement and Plan of Merger entered into by Viador and MASBC, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIADOR INC.
(Registrant)
Date: February 5, 2003	By:	/s/ Stan X. Wang
Stan X. Wang Chief Executive Officer

Date: February 5, 2003	By:	/s/ Paul C. Vilandre
Paul C. Vilandre
Acting Principal Financial and Accounting Officer